Form 10QSB
period 2006-10-31
Hoopsoft Development Corp
filed 2006-11-21
CIK 1375483

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the quarter ended October 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-137539


                           HOOPSOFT DEVELOPMENT CORP.
             (Exact name of registrant as specified in its charter)


           Nevada                                                83-0463005
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


       Suite 200 - 8275 South Eastern Avenue, Las Vegas, Nevada USA 89123
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (702) 990-8489

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding of the registrant's class of common stock as of November 16, 2006: 3,060,000

Authorized share capital of the registrant: 25,000,000 common shares , par value of $0.001

The Company recorded $nil revenue for the quarter ended October 31, 2006.

                           FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------
         Balance Sheets.............................................      3

         Statements of Operations...................................      4

         Statement of Stockholder's Equity..........................      5

         Statements of Cash Flows...................................      6

         Notes to the Financial Statements..........................      7

                           HOOPSOFT DEVELOPMENT CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                           October 31,         July 31,
                                                              2006               2006
                                                            --------           --------
                                                          (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                    $ 33,959           $ 47,216
  Rental deposit                                                  --                150
                                                            --------           --------

      Total current assets                                    33,359             47,366
                                                            --------           --------

Total assets                                                $ 33,959           $ 47,366
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                          $     --           $  1,500
                                                            --------           --------

      Total liabilities                                           --              1,500
                                                            --------           --------
Stockholders' equity (Note 4, 5)
  Authorized:
   25,000,000 common shares
   Par value $0.001
  Issued and outstanding:
   3,060,000                                                   3,060              3,060
  Additional paid-in capital                                  51,940             51,940
  Deficit accumulated during the development stage           (21,041)            (9,134)
                                                            --------           --------

Total stockholders' equity                                    33,959             45,866
                                                            --------           --------

Total liabilities and stockholders' equity                  $ 33,959           $ 47,366
                                                            ========           ========

   The accompanying notes are an integral part of these financial statements.

                           HOOPSOFT DEVELOPMENT CORP.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                    Cumulative
                                                                    Amounts From
                                                                      Date of
                                                                   Incorporation
                                                  3 Months          on March 23,
                                                   Ended              2006 to
                                                 October 31,        October 31,
                                                    2006               2006
                                                 -----------        -----------

REVENUE                                          $        --        $        --
                                                 -----------        -----------
OPERATING EXPENSES
  General & Administrative                             4,707             11,561
  Legal and Accounting Fees                            7,000              7,000
  Organization                                            --                680
  Website                                                200              1,800
                                                 -----------        -----------

Loss before income taxes                             (11,907)           (21,041)

Provision for income taxes                                --                 --
                                                 -----------        -----------

Net loss                                         $   (11,907)       $   (21,041)
                                                 ===========        ===========
Basic and diluted loss per Common share (1)

Weighted average number of common shares
 outstanding (Note 4)                              3,060,000
                                                 ===========

----------
(1) less than $0.01

   The accompanying notes are an integral part of these financial statements.

                           HOOPSOFT DEVELOPMENT CORP.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                        Deficit
                                                                                      Accumulated
                                                Common Stock            Additional     During the         Total
                                            ---------------------        Paid in      Development     Stockholders'
                                            Shares         Amount        Capital         Stage           Equity
                                            ------         ------        -------         -----           ------
Inception, March 23, 2006                        --      $      --      $      --      $      --       $      --

Initial capitalization, sale of
 common stock to Directors on
 March 23, 2006                           2,000,000          2,000                                         2,000

Private placement closed July 25, 2006    1,060,000          1,060         51,940                         53,000

Net loss for the year                            --             --             --         (9,134)         (9,134)
                                          ---------      ---------      ---------      ---------       ---------
Balance July 31, 2006                     3,060,000          3,060         51,940         (9,134)         45,866

Net loss for the period                          --             --             --        (11,907)        (11,907)
                                          ---------      ---------      ---------      ---------       ---------

Balance October 31, 2006                  3,060,000      $   3,060      $  51,940      $ (21,041)      $  33,959
                                          =========      =========      =========      =========       =========

   The accompanying notes are an integral part of these financial statements.

                           HOOPSOFT DEVELOPMENT CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Cumulative
                                                                               Amounts From
                                                                                 Date of
                                                                              Incorporation
                                                             3 Months          on March 23,
                                                              Ended              2006 to
                                                            October 31,        October 31,
                                                               2006               2006
                                                             --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                    $(11,907)          $(21,041)
  Adjustments To Reconcile Net Loss To Net
   Cash Used By Operating Activities
     Decrease in rental deposit                                   150
     Decrease in accounts payable                              (1,500)                --
                                                             --------           --------

Net cash used in operating activities                         (13,257)           (21,041)
                                                             --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --             55,000
                                                             --------           --------

Net cash provided by financing activities                          --             55,000
                                                             --------           --------

CASH FLOWS USED IN INVESTING ACTIVITIES                            --                 --
                                                             --------           --------

Change in cash during the period                              (13,257)            33,959

Cash, beginning of the period                                  47,216                 --
                                                             --------           --------

Cash, end of the period                                      $ 33,959           $ 33,959
                                                             ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --
  Cash paid for interest                                     $     --           $     --

   The accompanying notes are an integral part of these financial statements.

                           HOOPSOFT DEVELOPMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2006
                                   (UNAUDITED)


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on March 23, 2006. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included capital formation, organization, target market identification and marketing plans. Management is planning to develop downloadable videos and a website for educational and instructional use by young teens.

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company's only significant asset at October 31, 2006 is cash. The relevant accounting policies and procedures are listed below. The company has adopted a July 31 year end.

ACCOUNTING BASIS

The basis is generally accepted accounting principles.

EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective its inception.

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

                           HOOPSOFT DEVELOPMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2006
                                   (UNAUDITED)


NOTE 2. (CONTINUED)

DIVIDENDS

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                           HOOPSOFT DEVELOPMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2006
                                   (UNAUDITED)


NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to October 31, 2006 of $21,041. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On March 23, 2006 (inception), the Company issued 2,000,000 shares of its common stock to its Directors for cash of $2,000. See Note 5.

On July 25, 2006, the Company closed a private placement for 1,060,000 common shares at a price of $0.05 per share, or an aggregate of $53,000. The Company accepted subscriptions from 35 offshore non-affiliated investors.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's neither owns nor leases any real or personal property. The Company's Directors provides office space free of charge. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in

                           HOOPSOFT DEVELOPMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2006
                                   (UNAUDITED)


NOTE 5. (CONTINUED)

selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On March 23, 2006 (inception), the Company issued 2,000,000 shares of its common stock to its Directors for cash of $2,000. See Note 4.

NOTE 6. INCOME TAXES

Net deferred tax assets are $nil. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of July 31, 2006, the Company has a net operating loss carry forward of approximately $8,450, which will expire 20 years from the date the loss was incurred.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS:

The  Company   currently  has  no  operating  lease  commitments  or  any  other commitments.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

HoopSoft Development Corp. (referred to in this prospectus as "HoopSoft", "us", "we" and "our") was incorporated on March 23, 2006, in the State of Nevada. HoopSoft's principal executive offices are located at Suite 200 - 8275 South Eastern Avenue, Las Vegas, Nevada USA 89123. Our telephone number is (702) 990-8489.

We are a development stage company. We have commenced very limited operations and we currently have no business revenue and no significant assets. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Subsequent to our incorporation, we have been in the process of establishing ourselves as a company that will focus its operations on the production and distribution of educational team sports exercise videos and Internet based software. We are planning to target children and teens to combat the increase in teenage obesity. Without education and a well rounded exercise plan, this age group will provide a rapid and likely permanent increase in future obesity rates and sedentary lifestyles, putting further significant strain on health care resources and limiting life span.

Initially, we are planning to produce and market a video on basketball, a sport with which our Officers and Directors have considerable expertise and experience. Basketball was also chosen as the initial sport, as it requires limited resources, and is a sport that most participants can play with others or on their own. It generally involves a high level of physical activity and provides an intense cardiovascular workout. It is also a game that is widely followed and watched in North America. We also believe in engaging youth within the Internet or `online' environment, as computers and the Internet are both the mediums of choice today by this age group. By motivating our youth with appropriate educational instruction in their chosen viewing environment, we believe they will look beyond traditional video games and gain awareness and confidence to participate in sport within their community environment.

We plan to design and develop our video programming, Internet based software and website with the latest computer and Internet based technology. Our video program will be designed to be downloaded over the Internet and operate on personal computers. There will also be an interactive interface with the HoopSoft website for additional resources and instruction.

In the future, as we generate revenue from the sale of our video, we plan to add specialty add-on software products for advanced players of the game. Initially, the video program will be designed for players who have limited or intermediate knowledge about the game. All aspects of game knowledge and skills (both defensive and offensive techniques) will be taught. We believe this tool will provide them with the self-confidence required to take the first step to becoming active. We plan to present all illustration of the game in a fun and exciting manner for youth to understand, and carry this concept into all future products we develop.

On July 25, 2006, which was prior to our last fiscal year end, we accepted subscription agreements that sold 1,060,000 common shares to 35 subscribers at an offering price of $0.05 per share for gross offering proceeds of $53,000. In conjunction with the offering, we filed a registration statement on behalf of these stockholders for the purpose of ultimately registering the shares for trading on a public market. We paid for all of the expenses related to the registration. On October 16, 2006 the registration statement was declared effective by the Securities and Exchange Commission. We have recently applied for a quotation on the OTC Bulletin Board, which is under review, and our common stock is presently not traded on any market or securities exchange.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our SB-2 filed on September 22, 2006.

We currently have no revenue from operations, we are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

During the first stages of Hoopsoft's growth our officers and directors will provide all the labor required to execute our business plan at no charge. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible for all labor required to procure and market our product for at least the first year of operations. Management has no intention of hiring any employees during the first year of operations.

We are planning to focus our operations on the production and distribution of educational team sports exercise videos and Internet based software. Our target market is overweight and obese children and teens. Without education and a well rounded exercise plan, this age group will provide a rapid and likely permanent increase in future obesity rates and sedentary lifestyles, putting further significant strain on health care resources and limiting life span.

Initially, we are planning to produce and market a video on basketball, which we shall call "HoopVid." Basketball is a sport with which our Officers and Directors have considerable expertise and experience. Basketball requires limited resources, and is a sport that most participants can play with others or own their own. It generally involves a high level of physical activity and provides an intense cardiovascular workout. It is also a game that is widely followed and watched in the North America.

Video topics will include:

     * Defensive techniques (defensives slide fundamentals, footwork, baseline cuts, one-on-one footwork, agility, abs (core development), rebounding defensive boards (positioning, timing), defending on a screen.
     * Offensive techniques (shooting techniques, L-cuts, V-cuts on the wing, getting open off a screen, triple threat position, mental attributes to offensive game, tips on scoring.
     * Passing techniques (all fundamentals and hand work, bounce pass, chest pass, overhead and in-bound passing, passing in the lanes, passing into post, passing in the 5-man offense.
     * Dribbling techniques (hand speed drills, heads-up drilling techniques, dribbling skills covered, speed and direction with the dribble, fundamentals in dribbling.
     * Shooting techniques (elbow -knee-hand relation to the ball, shooters pocket, catch & release techniques, jump shot, pull-up jumper, stationary, 3-pointers, tips.
     * Speed & Agility Sessions - Chicago Bulls Medicine Ball routine covered (develops fast-twitch muscle fibers, and explosiveness for youth seeking extra-challenge in their routine.

The HoopVid video will also include a complete nutritional guide, designed specifically for youth. This guide will be developed by a registered nutritionist, and will cover the following areas: requirements of the body at various ages of youth, a discussion about what makes food nutritious, micro/macro nutrient requirements for our target age group, food solutions to meeting those requirements, recipe and snack ideas, what to avoid and what to emphasize, tips for replacing poor food choices with good food choices and creative suggestions for making the transition to a healthy diet. This guide will be programmed exclusively for youth struggling with poor diet and/or obesity.

The objective is to educate youth, with a downloaded video, about healthier choices, engaging in sport while seeking weight loss opportunities. We also believe in engaging youth within the Internet or `online' environment, as computers and the Internet are both the mediums of choice today by this age group. By motivating our youth with appropriate educational instruction in their chosen viewing environment, we believe they will look beyond traditional video games and gain awareness and confidence to participate in sport within their community environment. The video will provide all necessary support from both the developer of the product to the end user to be successful in providing a well rounded exercise program. A support system will include a web based forum for registered users to exchange information or comments about how the program is working for them. In addition, there will be an email point of contact for any inquiries, comments, feedback, or technical difficulties which will be responded to an automated confirmation email to the sender, an expected response time is less than 24 hours.

Once we generate revenues, we plan to add further videos and software. Additional product line expansion will include videos for other type of sports related activities such as FootBallVid, HockeyVid, and SoccerVid. The success of HoopVid will determine the direction of future product offerings as well as potential supplementary material to be added as necessary.

Eventually, we anticipate on launching a software platform developed with JavaScript that will allow users to download educational sport videos and in the future, software, to their electronic device of choice such as a personal computer that will further educate and motivate them to engage in sports. The specifics to this software platform have not been concluded at this stage, as HoopSoft will be monitoring the success and hurdles associated with HoopVid.

During the first year of operations, we will concentrate our marketing efforts exclusively on the eastern region of the United States and Canada. These areas are the most populous areas in these two countries and they have the highest obesity rates. At present, we have no plans to move outside of North America. Statistics show that child obesity is referenced the highest among Americans and Canadians in general.

MANAGEMENT DISCUSSION AND ANALYSIS

At October 31, 2006, we had working capital of $33,959, compared to working capital of $45,866 at July 31, 2006. At October 31, 2006, our total assets consisted solely of cash, compared to cash of $47,216 and a rental deposit of $150 at July 31, 2006.

At October 31, 2006 our total current liabilities decreased to $nil from $1,500 at July 31, 2006.

We have not had revenues from inception. Our short and long term survival is dependent on funding from sales of securities and, as necessary, or from shareholder loans. We believe our existing cash balances are sufficient to carry our corporate existence for the next 11-12 months. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

RESULTS OF OPERATIONS

Our company posted a loss of $11,907 for the first quarter ended October 31, 2006. Comparisons are not meaningful in this case as our company was incorporated on March 23, 2006. From inception to October 31, 2006 we have incurred losses of $21,041. The month of October 2006 also marked our first month in our 12 month plan of operation as disclosed in our recent SB-2 registration statement which was filed on September 22, 2006.

Included in the loss of $11,907 for the quarter, was approximately $8,940 in costs associated with the preparation and filing of our SB-2. We originally budgeted $10,700, and are on target to realize savings of approximately $1,700. The balance of the loss, or $2,967 consisted of website maintenance costs of $200 and $2,767 of general and administrative costs. During the month of October we set up our offices in Las Vegas, Nevada and acquired website hosting and video server space. We have commenced with production of the HoopVid basketball video and anticipate that it will be completed on budget in the next quarter. We expect that we will have a fully commercial system operational by December 2006.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

  Exhibit
  Number                                Description
  ------                                -----------
    3.1        Articles of Incorporation*
    3.2        By-laws*
   31.1        Certification of CEO Pursuant to 18 U.S.C. ss. 1350, Section 302
   31.2        Certification  of CFO Pursuant to 18 U.S.C. ss. 1350, Section 302
   32.1        Certification  Pursuant  to 18 U.S.C.  ss.1350,  Section 906
   32.2        Certification  Pursuant  to 18 U.S.C.  ss. 1350, Section 906

----------
* Incorporated by reference to our SB2 Registration Statement, File Number 333-137539

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of November, 2006.

                               HOOPSOFT DEVELOPMENT CORP.


Date: November 20, 2006        By: /s/ Dave Heel
                                  ----------------------------------------------
                               Name:  Dave Heel
                               Title: President/CEO, Principal Executive Officer



Date November 20, 2006         By: /s/ Bijan Jiany
                                  ----------------------------------------------
                               Name:  Bijan Jiany
                               Title: Chief Financial Officer, Principal
                                      Financial Officer