Form 10QSB
period 2007-01-31
YELLOWCAKE MINING INC.
filed 2007-03-16
CIK 1375483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission File No. 000-52293

YELLOWCAKE MINING INC.
(Exact name of small business issuer as specified in its charter)
Nevada	83-0463005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200-8275 South Eastern Avenue, Las Vegas, NV 90123
(Address of principal executive offices)
702-990-8489
(Issuer’s telephone number)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.                                   Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

As of March 16, 2007, there were [Please enter number of shares.] shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One):	Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

Yellowcake Mining Inc.

(Formerly Hoopsoft Development Corp.)

(An Exploration Stage Company)

January 31, 2007

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Statements of Stockholder’s Equity	F–4
Notes to the Financial Statements	F–5

Yellowcake Mining Inc.

(Formerly Hoopsoft Development Corp.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	January 31, 2007 $	July 31, 2006 $
	(unaudited)
ASSETS

Current Assets

Cash	2,501	47,216
Prepaid expenses	170	150

Total Assets	2,671	47,366

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	180	1,500
Due to related party (Note 3)	57	–

Total Liabilities	237	1,500

Commitments and Contingencies (Note 1 and 5)

Stockholders’ Equity

Common Stock, 750,000,000 shares authorized, $0.001 par value 91,800,000 issued and outstanding	91,800	91,800

Additional Paid-In Capital (Discount)	(36,800)	(36,800)

Deficit Accumulated During the Exploration Stage	(52,566)	(9,134)

Total Stockholders’ Equity	2,434	45,866

Total Liabilities and Stockholders’ Equity	2,671	47,366

(The accompanying notes are an integral part of these financial statements.)

Yellowcake Mining Inc.

(Formerly Hoopsoft Development Corp.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the	For the	Accumulated from	Accumulated from
	Three Months	Six Months	March 23, 2006	March 23, 2006
	Ended	Ended	(Date of Inception)	(Date of Inception)
	January 31,	January 31,	To January 31,	To July 31,
	2007	2007	2007	2006
	$	$	$	$

Revenue	–	–	–	–

Expenses

General and administrative	29,925	34,632	41,486	6,854
Professional fees	1,600	8,600	8,600	–
Organization	–	–	680	680
Website development costs	–	200	1,800	1,600

Total Expenses	31,525	43,432	52,566	9,134

Net Loss	(31,525)	(43,432)	(52,566)	(9,134)

Net Loss Per Share – Basic and Diluted	–	–		–

Weighted Average Shares Outstanding	91,800,000	91,800,000

`

(The accompanying notes are an integral part of these financial statements.)

Yellowcake Mining Inc.

(Formerly Hoopsoft Development Corp.)

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Six Months Ended January 31, 2007 $	Accumulated from March 23, 2006 (Date of Inception) To January 31, 2007 $	For the period March 23, 2006 (Date of Inception) to July 31, 2006 $

Operating Activities

Net loss	(43,432)	(52,566)	(9,134)

Change in operating assets and liabilities:
Prepaid expenses	(20)	(170)	(150)
Accounts payable and accrued liabilities	(1,320)	180	1,500
Due to related party	57	57	–

Net Cash Used In Operating Activities	(44,715)	(52,499)	(7,784)

Financing Activities

Proceeds from issuance of common stock	–	55,000	55,000

Net Cash Provided By Financing Activities	–	55,000	55,000

Increase (decrease) in Cash	(44,715)	2,501	47,216

Cash – Beginning of Period	47,216	–	–

Cash – End of Period	2,501	2,501	47,216

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements.)

Yellowcake Mining Inc.

(Formerly Hoopsoft Development Corp.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity

For the Period from March 23, 2006 (Date of Inception) to January 31, 2007

(Expressed in US dollars)

				Deficit
			Additional	Accumulated
			Paid-In	During the
	Common Stock		Capital	Exploration
	Shares	Par Value	(Discount)	Stage	Total
	#	$	$	$	$

Balance – March 23, 2006 (Date of Inception)	–	–	–	–	–

March 23, 2006 - Common shares issued to Directors for cash	60,000,000	60,000	(58,000)	–	2,000

July 25, 2006 - Common shares issued by private placement for cash	31,800,000	31,800	21,200	–	53,000

Net loss for the period	–	–	–	(9,134)	(9,134)

Balance – July 31, 2006	91,800,000	91,800	(36,800)	(9,134)	45,866

Net loss for the period	–	–	–	(43,432)	(43,432)

Balance – January 31, 2007	91,800,000	91,800	(36,800)	(52,566)	2,434

On January 23, 2007, the Company effected a 30:1 forward stock split of the authorized, issued and outstanding common stock (Note 4). All share amounts have been retroactively adjusted for all periods presented.

(The accompanying notes are an integral part of these financial statements.)

Yellowcake Mining Inc.

(Formerly Hoopsoft Development Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

January 31, 2007

(Expressed in US dollars)

1.	Exploration Stage Company

The Company was incorporated in the State of Nevada on March 23, 2006 under the name Hoopsoft Development Corp. The Company entered into an agreement and plan of merger (the “Merger Agreement”) dated January 9, 2007 with Yellowcake Mining Inc., a Nevada corporation and wholly-owned subsidiary of Hoopsoft Development Corp., incorporated for the sole purpose of effecting the merger. Pursuant to the terms of the Merger Agreement, Yellowcake Mining Inc. merged with and into Hoopsoft Development Corp., with Hoopsoft Development Corp. carrying on as the surviving corporation under the name “Yellowcake Mining Inc.” The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”.

Initial operations have included capital formation, organization, target market identification and marketing plans. Management is planning to continue to develop downloadable videos and a website for educational and instructional use by young teens, but will change its primary business to that of mineral exploration in Wyoming and Texas, USA. Refer to Note 5.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2007, the Company has accumulated losses of $52,566 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on October 16, 2006 to register 1,060,000 shares of common stock for resale by existing shareholders of the Company at $0.05 per share until the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is July 31.

b)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Yellowcake Mining Inc.

(Formerly Hoopsoft Development Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

January 31, 2007

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)
a)	Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

b)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2007 and July 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

e)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

f)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

g)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

Yellowcake Mining Inc.

(Formerly Hoopsoft Development Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

January 31, 2007

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)
h)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132®”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

3.         Related Party Balances/Transactions

a)            On March 23, 2006, the Company issued 60,000,000 post-split shares of common shock to the Directors of the Company for cash proceeds of $2,000.

b)            As at January 31, 2007, the Company is indebted to the former President of the Company for $57, representing expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and has no repayment terms.

4.	Common Stock

a)            On January 23, 2007, the Company effected a 30:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 25,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001. The issued and outstanding share capital increased from 3,060,000 shares of common stock to 91,800,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

b)            On July 25, 2006, the Company completed a private placement and issued 31,800,000 post-split shares of common stock for cash proceeds of $53,000.

c)            On March 23, 2006, the Company issued 60,000,000 post-split shares of common stock to the Directors of the Company for cash proceeds of $2,000.

5.	Commitments and Contingencies

On January 29, 2007, the Company entered into a letter agreement with Strathmore Minerals Corp. on the Baggs, Juniper Ridge Project properties located in the State of Wyoming, USA. The Company will be granted sole and exclusive rights to earn-in an 80% interest in the properties. Under the terms of the agreement, the Company must make cash payments of $500,000 in various stages as follows: $100,000 upon closing of the option agreement and $100,000 on each of the first, second, third and fourth anniversary. The Company must also issue 9,000,000 post-split shares of common stock upon closing of the agreement. The Company must incur expenditures of $1,600,000 per year for a period of 5 years for a total commitment of $8,000,000. The Company will earn 50% of the optioned interest upon spending $4,000,000. The Company will earn the remaining 50% of the optioned interest by spending an additional $4,000,000 during the 5 year term and by paying a royalty of 3% on the optioned portion on all future production.

The Company will also finance the evaluation of the Strathmore Texas Database regarding uranium prospects in Texas by paying $25,000 on closing of the agreement, spending $440,000 for a minimum of one year to finance the cost of evaluating the Texas Database, and incurring the first $500,000 in costs to acquire mining leases to any properties identified from the evaluation. Subsequently, the Company and Strathmore Minerals Corp. will be 50/50 partners in the development of the identified targets resulting from the database.

The closing of the agreement is to take place within 90 days and is subject to certain conditions, including the Company raising $4,000,000 in an equity financing (see Note 6(a)). In addition, the Company will cancel 56,000,000 post-split shares of common stock held by a Director of the Company.

6.	Subsequent Events

a)            On February 20, 2007, the Company completed a private placement consisting of 4,140,000 units at a price of $1.00 per unit for gross proceeds of $4,140,000. Each unit consists of one post-split common share and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one post-split share at an exercise price of $1.50 per share for a period of two years. The Company paid a finder’s fee of $155,250 in cash and 155,250 post-split shares of common stock.

b)            On February 28, 2007, the Company completed a private placement consisting of 1,770,000 units at a price of $1.00 per unit for gross proceeds of $1,770,000. Each unit consists of one post-split common share and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one post-split share at an exercise price of $1.50 per share for a period of two years. The Company paid a finder’s fee of $66,375 in cash and 66,375 post-split shares of common stock.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "Yellowcake" mean Yellowcake Mining Inc., unless otherwise indicated.

Corporate History

Our company was incorporated in the State of Nevada on March 23, 2006. Effective January 23, 2007, we completed a merger with our subsidiary, Yellowcake Mining Inc. and as a result, changed our name from “Hoopsoft Development Corp.” to “Yellowcake Mining Inc.”

In addition, effective January 23, 2007 we effected a thirty (30) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 25,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.

Our common shares were quoted for trading on the OTCBB on November 21, 2006 under the symbol "HSDV". On January 24, 2007 our symbol changed to “YCKM”.

Our executive offices are located at 200-8275 South Eastern Avenue, Las Vegas, NV 90123.

Our Current Business

We are an exploration stage company. We have commenced very limited operations and we currently have no business revenue and no significant assets. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Subsequent to our incorporation, we were in the process of establishing ourselves as a company that focused its operations on the production and distribution of educational team sports exercise videos and Internet based software. We planned to target children and teens to combat the increase in teenage obesity. Without education and a well rounded exercise plan, this age group will provide a rapid and likely permanent increase in future obesity rates and sedentary lifestyles, putting further significant strain on health care resources and limiting life span.

Prior to the end of the period ended January 31, 2007 we decided to seek opportunities in the mining industry and to, re-assess our current business of production and distribution of educational team sports videos and internet based software.

On January 29, 2007 we entered into a letter agreement with Strathmore Minerals Corp. (“Strathmore) on The Baggs, Juniper Ridge Project (Red Creek Claims and associated State of Wyoming Lease) properties in the State of Wyoming, United States. Strathmore will option an 80% interest in the Baggs Properties to our company and will provide our company with the data package in respect of the Baggs Properties. The property is 3,200 acres and over 2000 historical drill holes have identified this resource.

The terms of the transaction are as follows:

•	9,000,000 shares of Yellowcake to be issued upon closing;

•	$100,000 USD to be paid upon closing;

•	$100,000 USD to be paid on each anniversary date for 4 years for a total obligation of $500,000 USD;

•

Spend $1.6 million USD per year for a period of 5 years (Yellowcake will earn 50% of the optioned interest upon spending $4 million USD and earn the remaining 50% optioned interest on additional $4 million USD during the 5 year term for a total commitment of $8 million USD); and

•	A Royalty payment of 3% on the optioned portion on all future production.

We will also finance the evaluation of the Strathmore Texas Database (also known as the Conoco files) regarding uranium prospects in Texas. We will be obligated to fund any additional land leases to be acquired. Subsequently, Strathmore and our company will be 50/50 partners in the development of the identified targets resulting from the database.

Closing of the agreement is to take place within 90 days and is conditional on the parties agreeing to the terms of a joint venture agreement, our company raising the $4 million and our company being satisfied as to the property. In addition, we will cancel 56,000,000 affiliate shares held by William Tafuri.

MANAGEMENT’S DISCUSSION AND ANALYSIS

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

Over the next twelve months, we expect to require between $6 million and $8 million. We will use these funds to pay for our obligations under our agreement with Strathmore, begin to earn the option under our agreement with Strathmore and pay for our operating expenses. In February 2007, we raised $5,910,000. We can satisfy our cash requirement with the cash we have for approximately the next 7 to 11 months. After that, we will likely be required to raise additional funds through the sale of equity security or through obtaining loans.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2008 other than office computers, furnishings, and communication equipment as required.

Employees

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended July 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132®”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. We are currently evaluating the impact of adopting SAB No. 108 but do not expect that it will have a material effect on our financial statements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132®”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on our reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Basic and Diluted Net Earnings (Loss) Per Share

We compute net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2007 and July 31, 2006, we have no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in our financial statements.

Cash and Cash Equivalents

We consider all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Our operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to our company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce its exposure to foreign currency risk.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. We have adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 we are required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because our company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-based Compensation

We record stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. We have not issued any stock options since its inception.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Business

We have had minimal cash flows from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We have incurred cumulative losses of $52,566 from inception to January 31, 2007. As of January 31, 2007, we had working capital of $2,434. We do not expect positive material cash flow from operations in the near term. We have estimated that we will require between $5,000,000 and $8,000,000 to carry out our exploration plan during the twelve month period ended January 31, 2008. However, there is no assurance that actual cash requirements will not exceed our estimates.

We will depend almost exclusively on outside capital to pay for our exploration program. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to scale back or cease operations.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the exploration stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of an exploration stage company and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Because of the early stage of exploration and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and our exploration stage. We are engaged in the business of exploring and, if warranted, developing commercial reserves of gold and silver. Our properties are in the exploration stage only and are without known reserves of gold and silver. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of mineralization, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

As our properties are in the exploration stage there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for mineral reserves is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing mines. Our properties are in the exploration stage only and are without proven reserves. We may never establish commercial discoveries on any of our properties.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations and our business may fail.

We anticipate that our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business. The payment of such liabilities may have a material adverse effect on our financial position.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

If our exploration costs are higher than anticipated, our profitability will be adversely affected.

We are currently proceeding with exploration of our mineral properties on the basis of estimated exploration costs. If our exploration costs are greater than anticipated, then we will not be able to carry out all the exploration of the properties that we intend to carry out. Factors that could cause exploration costs to increase are: adverse weather conditions, difficult terrain and shortages of qualified personnel. If our exploration costs are higher than anticipated, our profitability will be adversely affected.

As we face intense competition in the mining industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

The mining industry is intensely competitive in all of its phases. Our competition includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration and development programs may be slowed down or suspended.

As we undertake exploration of our mineral claim, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Wyoming as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Risks Associated With Our Common Stock

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being January 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief executive officer. Based upon that evaluation, our company’s president and our company’s chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s chairman and chief financial as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 20, 2007, we closed a private placement consisting of 4,140,000 units of our securities at a price of US$1.00 per unit for gross proceeds of $4,140,000. Each unit consists of one common share in the capital of our company and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one share of our common stock at a price of US$1.50 per share for a period of two years. The funds will be used for working capital, investor relations and to help meet our obligations under the recently announced joint venture on the Baggs-Juniper Ridge uranium project in Wyoming, USA.

We issued the securities to sixty-one non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to four accredited investors pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On February 28, 2007, we closed a private placement consisting of 1,770,000 units of our securities at a price of US$1.00 per unit for gross proceeds of $1,770,000. Each unit consists of one common share in the capital of our company and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one share of our common stock at a price of US$1.50 per share for a period of two years. The funds will be used for working capital, investor relations and to help meet our obligations under the recently announced joint venture on the Baggs-Juniper Ridge uranium project in Wyoming, USA.

We issued the securities to nineteen non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to six accredited investors pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

In connection with our recent private placements, on March 1, 2007, we issued 221,625 shares at a deemed price of $1.00 per share and paid the sum of $221,625 as payment of outstanding finder’s fees.

We issued the securities to three non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on September 22, 2006)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on September 22, 2006)
3.3

Articles of Merger filed with the Secretary of State on January 12, 2007 and which is effective January 23, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2007)

3.4

Certificate of Change filed with the Secretary of State of Nevada on January 12, 2007 and which is effective January 23, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2007)

10.1	Agreement between our company and Strathmore Minerals Corp. dated January 29, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on January 30, 2007)
10.2	Form of Overseas Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2007)

10.3	Form of US Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2007)
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YELLOWCAKE MINING INC.

By: /s/ William J. Tafuri______________________

William J. Tafuri

President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial

Officer and Principal Accounting Officer)

Dated:	March 16, 2007