Form 10QSB
period 2007-04-30
YELLOWCAKE MINING INC.
filed 2007-06-19
CIK 1375483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission File No. 000-52293

YELLOWCAKE MINING INC.
(Exact name of small business issuer as specified in its charter)
Nevada	83-0463005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2420 Watt Court, Riverton, Wyoming 82501
(Address of principal executive offices)
307-856-8080
(Issuer’s telephone number)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [ X ]   No ☐

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

As of June 12, 2007, there were 50,931,625 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One):	Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

YELLOWCAKE MINING INC.

(Formerly Hoopsoft Development Corp.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

APRIL 30, 2007

YELLOWCAKE MINING INC.

(Formerly Hoopsoft Development Corp.)

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in US dollars)

Nature of Operations (Note 2)

Commitments (Note 9)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.

(Formerly Hoopsoft Development Corp.)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Expressed in US dollars)

(unaudited)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.

(Formerly Hoopsoft Development Corp.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

(unaudited)

Supplemental Disclosure with respect to Cash flows (Note 8)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.

(Formerly Hoopsoft Development Corp.)

(An Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from March 23, 2006 (Date of Inception) to April 30, 2007

(Expressed in US dollars)

(Unaudited)

On January 23, 2007, the Company effected a 30:1 forward stock split of the authorized, issued and outstanding common stock (Note 7). All share and per share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.

(Formerly Hoopsoft Development Corp.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2007 (Unaudited)

(Expressed in US dollars)

1.	BASIS OF PRESENTATION

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended July 31, 2006. The results of operations for the nine month period ended April 30, 2007 are not necessarily indicative of the results to be expected for the year ending July 31, 2007.

2.	NATURE OF OPERATIONS

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

Initial operations included capital formation, organization, target market identification and marketing plans. Management was planning to develop downloadable videos and a website for educational and instructional use by young teens. In January, 2007 the Company changed its primary business to that of mineral exploration in Wyoming and Texas, USA. (Notes 5 and 9).

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at April 30, 2007, the Company has accumulated losses of $1,785,665 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

YELLOWCAKE MINING INC.

(Formerly Hoopsoft Development Corp.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2007 (Unaudited)

(Expressed in US dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is July 31.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations, asset impairment, stock based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Basic and Diluted Loss Per Share

The Company computes its net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants... For the period ended April 30, 2007, potentially dilutive common shares relating to options and warrants outstanding totalling 5,480,000 (2006 - Nil) were not included in the computation of loss per share because the effect was anti-dilutive.

Mineral Rights and Mineral Property Interests

Mineral properties includes the cost of advance minimum royalty payments, the cost of capitalized property leases, and the cost of property acquire either by cash payment, the issuance of term debt or common shares. Expenditures for exploration on specific properties with no proven reserves are written off as incurred. Mineral property costs will be amortized against future revenues or charged to operations at the time the related property is determined to have impairment in value.

The Company also considers the provisions of EITF 04-02 “Whether Mineral Rights are Tangible or Intangible Assets” which concluded that mineral rights are tangible assets.

Asset retirement obligations

The Company records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets in accordance with Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. To date, the Company has not incurred any asset retirement obligations.

YELLOWCAKE MINING INC.

(Formerly Hoopsoft Development Corp.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2007 (Unaudited)

(Expressed in US dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Impairment of long-lived assets

Long-lived assets are continually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Accounting for Stock-based Compensation” (“SFAS 123R”), and applies the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of the adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption. Prior to the adoption of SAFS 123R, the Company did not issue any compensation awards.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

YELLOWCAKE MINING INC.

(Formerly Hoopsoft Development Corp.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2007 (Unaudited)

(Expressed in US dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Recent Accounting Pronouncements - continued

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

4.	ADVANCE TO STRATHMORE MINERALS CORP.

The Company paid funds in advance to Strathmore Minerals Corp., an unrelated company with which the Company has an option agreement, for drilling and testing work to be carried out within the next twelve months.

5.	MINERAL RIGHTS

On March 14, 2007, the Company entered into an option and joint venture agreement with Strathmore Minerals Corp. (“Strathmore”) on the Baggs, Juniper Ridge Project properties located in Wyoming. The Company will be granted sole and exclusive rights to earn-in an 80% interest in the properties. Under the terms of the agreement, the Company must make cash payments of $500,000 in various stages as follows: $100,000 upon closing of the option agreement (paid) and $100,000 on each of the first, second, third and fourth anniversary. The Company also issued 9,000,000 shares of common stock to Strathmore upon closing of the agreement. The Company must also incur expenditures of $1,600,000 per year for a period of 5 years for a total commitment of $8,000,000. The Company will earn 40% of the optioned interest upon spending $4,000,000. The Company will earn the remaining 40% of the optioned interest by spending an additional $4,000,000 during the 5-year term and by paying a royalty of 3% on the optioned portion on all future production.

The Company will also finance the evaluation of the Strathmore Texas Database regarding uranium prospects in Texas by paying $25,000 on closing of the agreement (paid), spending $440,000 for a minimum of one year to finance the cost of evaluating the Texas Database, and incurring the first $500,000 in costs to acquire mining leases to any properties identified from the evaluation. Subsequently, the Company and Strathmore Minerals Corp. will be 50/50 partners in the development of the identified targets resulting from the database.

The agreement contained certain conditions, including the Company’s raising $4,000,000 in an equity financing and the cancelling of 56,000,000 shares of common stock held by a Director of the Company (Note 5).

YELLOWCAKE MINING INC.

(Formerly Hoopsoft Development Corp.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2007 (Unaudited)

(Expressed in US dollars)

5.      MINERAL RIGHTS - CONTINUED

Mineral rights are summarized as follows:

Mineral properties expenditures are summarized as follows:

6.	DUE TO SUBSCRIBER

The balance is unsecured, non-interest bearing and expected to be repaid in the next twelve months.

7.	COMMON STOCK

On January 23, 2007, the Company effected a 30:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 25,000,000 shares of common stock with a par value of $0.001 per share to 750,000,000 shares of common stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

Share issuances

On February 20, 2007, the Company completed a private placement consisting of 4,140,000 units at a price of $1.00 per unit for gross proceeds of $4,140,000. Each unit consisted of one common share and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one share at an exercise price of $1.50 per share for a period of two years.

On February 28, 2007, the Company completed a private placement consisting of 1,770,000 units at a price of $1.00 per unit for gross proceeds of $1,770,000. Each unit consisted of one common share and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one share at an exercise price of $1.50 per share for a period of two years.

YELLOWCAKE MINING INC.

(Formerly Hoopsoft Development Corp.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2007 (Unaudited)

(Expressed in US dollars)

7.	COMMON STOCK - CONTINUED

Share issuances - continued

The Company paid $ 221,575 and issued 221,625 shares as finders’ fees in connection with the private placements of February 20 and 28, 2007. Additional issuance costs totalled $35,930 in connection with these private placements. The shares issued as finders’ had a fair value of $94,731.

On March 14, 2007, the Company issued 9,000,000 common shares at a value of $10,157,143 to acquire an option to earn an 80% interest in a mineral property (Note 5), based on the average closing price around the date the letter of intent was signed and the transaction was announced.

On March 14, 2007, the Company rendered and cancelled 56,000,000 common shares from a director for no consideration. The shares were ascribed a value of $56,000 based on the initial issuance.

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

YELLOWCAKE MINING INC.

(Formerly Hoopsoft Development Corp.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2007 (Unaudited)

(Expressed in US dollars)

7.	COMMON STOCK - CONTINUED

Share purchase warrants - continued

At April 30, 2007, the following share purchase warrants were outstanding and exercisable:

Stock Options

In May 2007, the Company adopted a stock option plan (the "Plan") to grant options to directors, officers, employees and consultants. Under the Plan the Company may grant options to acquire up to 5,000,000 common shares of the Company. Options granted can have a term up to ten years and an exercise price typically not less than the Company's closing stock price at the date of grant. Options vest as specified by the Board of Directors. Options granted to date vest 25% upon the grant date, and 25% at the end of each succeeding year for three years after grant. Options granted during the quarter ended April 30, 2007 were granted in contemplation of the adoption of the Plan.

As disclosed in the Summary of Significant Accounting Policies, the Company adopted SFAS No.123R commencing on August 1, 2006. Effective with the adoption SFAS No.123R, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with SFAS No. 123R for employees, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non-employees is amortized over the contract services period or, if none exists, from the date of grant until the options vest. Compensation associated with unvested options granted to non-employees is re-measured on each balance sheet date using the Black-Scholes option pricing model.

The Company uses historical data to estimate option exercise, forfeiture and employee termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the reporting period. Based on the best estimate, management applied the estimated forfeiture rate of Nil in determining the expense recorded in the accompanying Statements of Operations.

YELLOWCAKE MINING INC.

(Formerly Hoopsoft Development Corp.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2007 (Unaudited)

(Expressed in US dollars)

7.      COMMON STOCK - CONTINUED

Share purchase warrants

Stock option transactions are summarized as follows:

At April 30, 2007, the following stock options were outstanding and exercisable:

The weighted average fair value per stock option granted during the three months ended April 30, 2007 was about $2.28 (April 30, 2006 - $Nil). The number of stock options exercisable at April 30, 2007 was 631,250.

YELLOWCAKE MINING INC.

(Formerly Hoopsoft Development Corp.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2007 (Unaudited)

(Expressed in US dollars)

7.      COMMON STOCK - CONTINUED

Stock-based Compensation

The fair value of stock options granted during the three months ended April 30, 2007 was $5,765,537 (April 30, 2006 - $Nil) which is being recognized over the options vesting periods. Total stock-based compensation recognized during the three months ended April 30, 2007 was $1,490,362 (April 30, 2006 - $Nil) which has been recorded in the consolidated statements of operations as follows with corresponding additional paid-in capital recorded in stockholders' equity:

The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted:

As of April 30, 2007, the aggregate intrinsic value of the outstanding exercisable options was approximately $230,000.

As of April 30, 2007, there was unamortized compensation expense of $4,275,175 (2006 – $Nil) relating to the outstanding unvested options.

YELLOWCAKE MINING INC.

(Formerly Hoopsoft Development Corp.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2007 (Unaudited)

(Expressed in US dollars)

8.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Significant non-cash transactions for the nine months ended April 30, 2007 consisted of:

The issuance of 9,000,000 common shares pursuant to an option and joint venture agreement wherein the Company acquired sole and exclusive rights to earn-in an 80% interest in the Juniper Ridge project located in Wyoming, USA. The fair value of the shares issued was estimated to be $10,157,143, (Note 5)

The issuance of 221,625 common shares was for finders’ fees in connection with two private placements (Note 5). The fair value of the shares issued was estimated to be $94,731.

There were no non-cash transactions during the period from March 23, 2006 (date of inception) to April 30, 2006.

9.	COMMITMENTS

On April 5, 2007, the Company entered into a binding letter of intent with Strathmore Minerals Corp. Under the terms of the letter of intent the Company will have an option to acquire a 60% interest in Strathmore’s Sky project located in the Gas Hills Uranium District in Freemont County, Wyoming. In consideration of the option, the Company must expend $7,500,000 in property development over four-year period as follows: $2,500,000 in the first year to earn 25% interest in the project, $1,500,000 in the second year; $1,500,000 in the third year, and $2,000,000 in the fourth year. Together with these expenditures, the Company will earn the remaining 35% interest in the project.

As part of the terms of the arrangement, Strathmore will have the right to earn back 11% of the project by paying $7,500,000 to the Company within 90 days of the completion of a bankable feasibility study.

On April 12, 2007, the Company entered into a binding letter of intent with Strathmore Minerals Corp. Under the terms of the letter of intent the Company will have an option to acquire a 60% interest in Strathmore’s Jeep project located in the Gas Hills Uranium District in Freemont County, Wyoming. In consideration of the option, the Company must expend $10,000,000 in property development over six-year period as follows: $500,000 in the first year, $1,000,000 in the second year; $1,500,000 in the third year; $2,000,000 in each of the fourth and fifth year and $3,000,000 in the sixth year. Pursuant to the terms of the letter of intent, the Company will earn an initial 25% after spending $1,500,000 and the remaining 35% interest for the aggregate $8,500,000 expenditures.

As part of the terms of the arrangement, Strathmore will have the right to earn back 11% of the project by paying $10,000,000 to the Company within 90 days of the completion of a bankable feasibility study.

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

Our common shares were quoted for trading on the OTCBB on November 21, 2006 under the symbol "HSDV" but had no trading activity until February 1, 2007. On January 24, 2007 our symbol changed to “YCKM”.

The address of our principal executive office is 2420 Watt Court, Riverton, Wyoming 82501. Our telephone number is (307) 856-8080.

Our Current Business

We are an exploration stage company. We have commenced very limited operations and we currently have no business revenue and assets consisting of cash and mineral and joint venture rights. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

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

Prior to the end of the period ended April 30, 2007 we decided to seek opportunities in the uranium exploration and mining industry and to, re-assess our current business of production and distribution of educational team sports videos and internet based software.

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

On March 14, 2007, we entered into an Option and Joint Venture Agreement with Strathmore Minerals Corp. Under the terms of the agreement we have received an exclusive option to acquire an undivided 80% interest in the unpatented mining claims and mining leases collectively known as the Juniper Ridge Project, situated in Carbon County, Wyoming. In consideration of the option, we have issued 9,000,000 of our common shares to Strathmore, will pay Strathmore $500,000 over 4 years and expend $8,000,000 in property exploration and development over 5 years.

We will also finance the evaluation of the Strathmore Texas Database (also known as the Conoco files) regarding uranium prospects in Texas. We will be obligated to fund any additional land leases to be acquired. Subsequently, Strathmore and our company will be 50/50 partners in the development of the identified targets resulting from the database.

On April 5, 2007, we entered into a Binding Letter of Intent with Strathmore Minerals Corp. Under the terms of the letter of intent we have received an option to acquire a 60% interest in Strathmore’s Sky project located in the Gas Hills Uranium District in Freemont County, Wyoming. In consideration of the option, we will expend $7,500,000 in property exploration and development over 4 years.

On April 12, 2007, we entered into a Binding Letter of Intent with Strathmore Minerals Corp. Under the terms of the letter of intent we have received an option to acquire a 60% interest in Strathmore’s Jeep project located in the Gas Hills Uranium District in Freemont County, Wyoming. In consideration of the option, we will expend $10,000,000 in property exploration and development over 6 years.

MANAGEMENT’S DISCUSSION AND ANALYSIS

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

Over the next twelve months, we expect to require between $6 million and $8 million. We will use these funds to pay for our obligations under our agreement with Strathmore, begin to earn the option under our agreement with Strathmore and pay for our operating expenses. In February 2007, we raised $5,910,000. We can satisfy our cash requirement with the cash we have for approximately the next 7 to 11 months. After that, we will likely be required to raise additional funds through the sale of equity securities or through obtaining loans.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2008 other than office computers, furnishings, and communication equipment as required.

Employees

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to achieve its operating objectives, confirmation of our company’s interests in the underlying properties, and the attainment of profitable operations. As at April 30, 2007, our company has accumulated losses of $1,785,665 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended July 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. As at April 30, 2007, we had sufficient cash resources to meet some but not all of our obligations for the next 12 months under joint venture agreements and letters of intent that we executed.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on our reported financial position or results of operations.

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

Application of Critical Accounting Estimates

The preparation of our company's financial statements requires management to make estimates and assumptions regarding future events. These estimates and assumptions affect the reported amounts of certain assets and liabilities, and disclosure of contingent liabilities.

Mineral Property and Exploration Costs

Exploration costs are expensed as incurred. Development costs are expensed until it has been established that a mineral deposit is commercially mineable and a production decision has been made by our company to implement a mining plan and develop a mine, at which point the costs subsequently incurred to develop the mine on the property prior to the start of mining operations are capitalized.

Our company capitalizes the cost of acquiring mineral property interests, including undeveloped mineral property interests, until the viability of the mineral interest is determined. Capitalized acquisition costs are expensed if it is determined that the mineral property has no future economic value. Exploration stage mineral interests represent interests in properties that are believed to potentially contain (i) other mineralized material such as measured, indicated or inferred resources with insufficient drill hole spacing to qualify as proven and probable mineral reserves and (ii) other mine-related or greenfield exploration potential that are not an immediate part of measured or indicated resources. Our company’s mineral rights are generally enforceable regardless of whether proven and probable reserves have been established. Our company has the ability and intent to renew mineral rights where the existing term is not sufficient to recover undeveloped mineral interests.

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management of our company reviews the carrying value of each mineral property periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. No write downs of mineral property interests were recorded in the period ended April 30, 2007.

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (''SFAS 143''), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company will record an asset retirement obligation to reflect its legal obligations related to future abandonment of its oil and gas interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our company will reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed, our company will accordingly update its assessment. At April 30, 2007, our company had not undertaken any drilling activity on its properties had not incurred significant reclamation obligations. As such, no asset retirement obligation accrual was made in the April 30, 2007 financial statements.

Stock-based Compensation

Management has made significant assumptions and estimates determining the fair market value of stock-based compensation granted to employees and non-employees. These estimates have an effect on the stock-based compensation expense recognized and the additional paid-in capital and share capital balances on our company’s Balance Sheet. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. For non-employees, such amount is revalued on a quarterly basis. To date, substantially all of our stock option grants have been to directors and employees. Increases in our share price will likely result in increased stock option compensation expense. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted for the purposes of the Black-Scholes calculation is the term of the award since all grants are to non-employees. Because our company has only recently become a mineral exploration company, the expected volatility is based on comparable junior mineral exploration companies who granted similar term options. These estimates involve inherent uncertainties and the application of management judgment. An expected forfeiture rate of nil was used in the recognition of compensation expense for those options not yet vested at April 30, 2007.

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

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We have incurred cumulative losses of $1,785,665 from inception to April 30, 2007. As of April 30, 2007, we had working capital of $5,312,192. We do not expect positive material cash flow from operations in the near term. We have estimated that we will require between $5,000,000 and $8,000,000 to carry out our exploration plan during the twelve month period ended April 30, 2008. However, there is no assurance that actual cash requirements will not exceed our estimates.

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

We have no history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the exploration stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of an exploration stage company and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Because of the early stage of exploration and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and our exploration stage. We are engaged in the business of exploring and, if warranted, developing any commercial reserves of gold and silver. Our properties are in the exploration stage only and are without known reserves of gold and silver. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of mineralization, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

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

Our common shares are currently listed for public trading on the OTC Bulletin Board (OTCBB). The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The OTCBB has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being April 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our company’s disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company and our subsidiary is recorded, processed and reported in a timely manner.

Our company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with generally accepted account principles, unauthorized receipts and expenditures, or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company’s small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers and also require two signatures on significant payments. As of April 30, 2007, our company’s Chief Executive Officer and Chief Financial Officer conclude that our company’s system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

On February 28, 2007, we closed a private placement consisting of 1,770,000 units of our securities at a price of US$1.00 per unit for gross proceeds of $1,770,000. Each unit consists of one common share in the capital of our company and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one share of our common stock at a price of $1.50 per share for a period of two years.

The funds from the above issuances will be used for working capital, investor relations and to help meet our obligations under the Option and Joint Venture Agreement on the Baggs-Juniper Ridge uranium project in Wyoming, USA.

On March 1, 2007, we issued 221,625 shares at a deemed price of $1.00 per share and paid the sum of $221,625 as payment of outstanding finder’s fees.

On March 14, 2007 we issued 9,000,000 common shares to Strathmore Minerals Corp. to earn an 80% interest in the Juniper Ridge Project under the Option and Joint Venture Agreement described above.

On March 16, 2007, we granted stock options to 6 of our directors, officers and employees entitling them to purchase an aggregate of 2,225,000 shares of our common stock. The options are exercisable at a price of $2.70 per share until March 16, 2012. The options are subject to vesting provisions as set forth in each of the stock option agreements.

On April 13, 2007 we granted stock options to a consultant of the company for the option to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $3.05 per share, exercisable until April 13, 2012. The options are subject to vesting provisions as set forth in the stock option agreements dated April 13, 2007.

On April 24, 2007 we granted stock options to our chief financial officer for the option to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $3.00 per share, exercisable until April 24, 2012. The options are subject to vesting provisions as set forth in the stock option agreements dated April 24, 2007.

On March 23, 2007, our president William Tafuri surrendered 56,000,000 of his restricted shares for cancellation.

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

10.1	Agreement between our company and Strathmore Minerals Corp. dated January 29, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on January 30, 2007)
10.2	Form of Overseas Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2007)
10.3	Form of US Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2007)
10.4	Option and Joint Venture Agreement dated March 14, 2007 between our company and Strathmore Minerals Corp. (incorporated by reference from our Current Report on Form 8-K, filed on March 16, 2007)
10.5	Binding Letter of Intent dated April 5, 2007 between our company and Strathmore Minerals Corp. (incorporated by reference from our Current Report on Form 8-K, filed on April 10, 2007)
10.6	Binding Letter of Intent dated April 12, 2007 between our company and Strathmore Minerals Corp. (incorporated by reference from our Current Report on Form 8-K, filed on April 19, 2007)
10.7	Stock Option Agreement dated April 24, 2007 with Hamish Malkin (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2007)
10.8	Employment Agreement dated April 24, 2007 with Hamish Malkin (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2007)
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YELLOWCAKE MINING INC.

By: /s/ William J. Tafuri

William J. Tafuri

President, Secretary, Treasurer and Director

(Principal Executive Officer)

Dated:	June 19, 2007

By: /s/ Hamish Malkin

Hamish Malkin

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Dated:	June 19, 2007