Form 10KSB
period 2007-07-31
YELLOWCAKE MINING INC.
filed 2007-11-14
CIK 1375483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 000-52293

YELLOWCAKE MINING INC.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300-1155 West Hastings St., Vancouver, B.C.	V6E 2E9
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 877-338-4438

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.[ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   Yes[X] No[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[   ] No[X]

State issuer’s revenues for its most recent fiscal year. $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $80,685,280 based on a price of $2.08 per share, being the average of the closing bid and ask price for the Company’s common stock as quoted on the OTC Bulletin Board on July 31, 2007.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 50,931,625 common shares as of November 5, 2007

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A

Transitional Small Business Disclosure Format (Check one): Yes[    ] No[X]

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED JULY 31, 2007

PART I

Item 1. Description of Business

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;
  results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;
  mining and development risks, including risks related to accidents, equipment breakdowns, labour disputes or other unanticipated difficulties with or interruptions in production;
  the potential for delays in exploration or development activities or the completion of feasibility studies;
  risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;
  risks related to commodity price fluctuations;
  the uncertainty of profitability based upon our history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;
  risks related to environmental regulation and liability;
  risks that the amounts reserved or allocated for environmental compliance, reclamation, post- closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
  risks related to tax assessments;
  political and regulatory risks associated with mining development and exploration; and
  other risks and uncertainties related to our prospects, properties and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Yellowcake" mean Yellowcake Mining Inc., unless the context clearly requires otherwise.

Introduction

We are an exploration stage company. We currently have no business revenue and our assets primarily consist of cash and mineral and joint venture rights. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Our current plan of operation is to continue to pursue our joint ventures with Strathmore Resources (US) Ltd. to explore, develop and mine the Jeep and Sky properties located in Freemont County, Wyoming. Prior to our determination to focus on becoming a mineral exploration company we focused our initial operations on the production and distribution of educational team sports exercise videos and Internet based software. We also intend to pursue the acquisition of certain uranium properties located in Gateway, Colorado, pursuant to our letter of intent with American Nuclear Fuels (Colorado) LLC, subject to the satisfactory completion of our due diligence investigations and the entry into a definitive agreement between the parties.

Corporate History

Our company was incorporated in the State of Nevada on March 23, 2006. Effective January 23, 2007, we completed a merger with our subsidiary, Yellowcake Mining Inc. and as a result, changed our name from “Hoopsoft Development Corp.” to “Yellowcake Mining Inc.” The address of our principal executive office is 300-1155 West Hastings St., Vancouver, B.C. Canada, V6E 2E9. Our common stock is quoted on the OTC Bulletin Board under the symbol "YCKM".

On January 23, 2007 we effected a 30 for one forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 25,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.

Recent Corporate Developments

During our fiscal year ended July 31, 2007 and thereafter we experienced the following significant corporate developments:

1.

On October 3, 2007, we entered into a letter of intent (“LOI”) with American Nuclear Fuels (Colorado) LLC (“ANF”) to acquire an interest in certain uranium properties located in Gateway, Colorado (the “Properties”) owned by Beck Mining Enterprises LLC, BeckWorth Corporation, Bedrock Development LLC, Eagle Venture Group LLC and Bruce Beck (collectively the “Vendors”). Pursuant to the terms of the LOI, we agreed to make a non-refundable payment of $125,000 to ANF, in consideration of which ANF has agreed among other things to: (a) “stand still” for a 60 day period with respect to Properties and enter into standstill agreements with the Vendors and assign its interest in those agreements to us; (b) negotiate the terms of a definitive agreement along with the Vendors for the acquisition of the Properties; and (c) provide the Company with sufficient due diligence materials to make a decision as to whether to proceed with the acquisition of the Properties. Pursuant to the terms of the LOI, on October 3, 2007, ANF entered into “stand still” agreements with each of the Vendors whereby each of the Vendors agreed to “stand still” with respect to their mineral claims and not offer the properties for sale to any other party until December 3, 2007. On October 10, 2007 ANF and the Company entered into an assignment agreement pursuant to which ANF assigned its interest in the standstill agreements with each of the Vendors to the Company.

2.

Effective July 31, 2007, we entered into an option and joint venture agreement with Strathmore Resources (US) Ltd., a subsidiary of Strathmore Minerals Corp., to explore, develop and mine the Jeep property located in Gas Hills, Freemont County, Wyoming. The agreement superseded and replaced all prior agreements of the parties respecting the Jeep property. Under the agreement, we acquired the sole and exclusive rights from Strathmore Resources to earn-in a 60% interest in the Jeep property in consideration of our incurring a total of $10,000,000 in expenditures on the Jeep property. The first expenditures in the amount of $250,000 must be expended on or before September 29, 2008, with additional expenditures of: $1,250,000 during the twelve months ended September 29, 2009, $1,500,000 to be expended during the twelve months ended September 29, 2010, $2,000,000 to be expended during the twelve months ended September 29, 2011, $2,000,000 to be expended during the twelve months ended September 29, 2012 and $3,000,000 to be expended during the twelve months ended September 29, 2013. The agreement terminates in the event that we fail to incur the required expenditure costs within seven days of the date they are due or we give 30 days notice of termination under the agreement. Upon acquiring a 60% interest in the property we agreed to enter into a joint venture with Strathmore Resources for the further development of the property.

3.

Effective July 31, 2007, we entered into an option and joint venture agreement with Strathmore Resources (US) Ltd. to explore, develop and mine the Sky property located in West Gas Hills, Freemont County, Wyoming. The agreement superseded and replaced all prior agreements of the parties respecting the Sky property. Under the agreement, we have sole and exclusive rights from Strathmore Resources to earn-in a 60% interest in the Sky property in consideration of our incurring a total of $7,500,000 in expenditures, over four years, on the Sky property. The first expenditures in the amount of $500,000 must be met on or before September 29, 2008, with additional expenditures: of $2,000,000 to be expended during the twelve months ended September 29, 2009, $2,000,000 to be expended during the twelve months ended September 29, 2010 and $3,000,000 to be expended during the twelve months ended September 29, 2011. The agreement terminates in the event that we fail to incur the required expenditure costs within seven days of the date they are due or we give 30 days notice of termination under the agreement. Upon acquiring a 60% interest in the property we agreed to enter into a joint venture with Strathmore Resources for the further development of the property.

4.

On April 24, 2007, we appointed Hamish Malkin as the Chief Financial Officer of our company. Mr. Malkin has been self employed since April, 2003, providing chief financial officer services on a contract basis. Prior to being self employed Mr. Malkin was the CFO of Trivalence Mining Corporation from January 1997 to March 2003. Mr. Malkin is a Chartered Accountant and a member of the Canadian Institute of Chartered Accountants and the Institute for Chartered Accountants of British Columbia. Prior to 1997, Mr. Malkin held senior financial positions in the entertainment and commercial real estate industries.

5.

On March 29, 2007, we appointed David Miller to our board of directors. From 1999 to the present Mr. Miller has been the President of Miller and Associates, LLC in Riverton, Wyoming where he is involved in the research acquisition, exploration, consulting and development of energy and mineral resources in the United States. From 2004 to the present Mr. Miller has acted as a consultant on uranium project acquisition, development and mine planning for Strathmore Minerals Corp. in Riverton, Wyoming. Mr. Miller has also been a representative from House District 55 for the Wyoming Legislature from 2001 to the present. Mr. Miller received a BSc in Geology from the University of Missouri – Columbia in 1975.

6.

On March 14, 2007 we entered into an option agreement with Strathmore Minerals Corp. (“Strathmore”) pursuant to which we acquired an option to earn up to an 80% interest in certain unpatented mining claims and leases known as the Juniper Ridge Project located in Carbon County, Wyoming. Pursuant to the terms of the agreement in order to exercise the option and acquire an undivided 80% interest in the property, we agreed to: (i) issue 9,000,000 restricted shares of Yellowcake to Strathmore (which shares were issued to Strathmore in March, 2007), (ii) pay $100,000 upon closing to Strathmore (paid); pay $100,000 on each anniversary date for four years following the execution of the agreement for a total obligation of $500,000; (iii) expend on property exploration a total of $1,600,000 per year for a period of five years; and (iv) pay a royalty payment of 3% on the optioned portion on all future production from the property. The agreement was also subject to raising $4,000,000 in equity financing and the cancellation of 56,000,000 shares of our common stock by a principal of the Company. Once we have fulfilled our obligations under the agreement and acquired the 80% interest we agreed to form a joint venture on the property with Strathmore in order to bring the property to production. Prior to the date we acquire our 80% interest in the joint venture we may terminate the agreement at any time on 30 days notice to Strathmore.

7.

On March 2, 2007, we appointed Robert Rich to our board of directors. Mr. Rich is a geologist with over 35 years experience in the nuclear power industry. From 1988 to the present Mr. Rich has been the President of Rich Associates, Inc. in Orleans, Massachusetts where he provides marketing & sales, contracting procurement, market analysis and company/property evaluation services in the areas of nuclear power and nuclear fuel commodities. Mr. Rich received a PhD and MA in Geological Sciences from Harvard University in 1975 and 1970 respectively.

8.

On February 28, 2007, we closed a private placement consisting of 1,770,000 units of our securities at a price of US$1.00 per unit for gross proceeds of $1,770,000. Each unit consisted of one common share in the capital of our company and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one share of our common stock at a price of US$1.50 per share for a period of two years. The funds were raised for working capital purposes and to help meet our obligations under our joint venture agreements.

9.

On February 20, 2007, we closed a private placement consisting of 4,140,000 units of our securities at a price of US$1.00 per unit for gross proceeds of $4,140,000. Each unit consisted of one common share in the capital of our company and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one share of our common stock at a price of US$1.50 per share for a period of two years. The funds were used for working capital purposes and to help meet our obligations under joint venture agreements.

10.

On February 16, 2007, David Heel resigned as a director of our company and we appointed H. Richard Klatt to our board of directors. Mr. Klatt is a registered professional geologist. Mr. Klatt has developed and implemented exploration programs for precious and base metals, and other commodities for over 35 years in the United States, Canada, Mexico and Panama. Mr. Klatt received a Bachelor of Science degree in Geology at the University of Illinois, Urbana, Illinois. He also completed course work in Carbonate Petrology at the University of Utah, Salt Lake City, Utah.

11.

On January 23, 2007 we completed a merger with our subsidiary, Yellowcake Mining Inc. pursuant to which we changed our name from “Hoopsoft Development Corp.” to “Yellowcake Mining Inc.”. Also on January 23, 2007 in connection with our name change, we effected a 30 for one forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 25,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001. Our stock symbol changed from “HSDV” to “YCKM”.

12.

William J. Tafuri was appointed a director of the Company on January 16, 2007. Bijan Jiany resigned as our Secretary Treasurer and CFO on January 16, 2007. Mr. Tafuri is a registered professional geologist. Mr. Tafuri has over thirty years of diverse mining experience in precious and base metals, including management positions for major international mining companies. Additionally, he served as a consultant to private investors, evaluating mining properties in Kazakhstan and the western United States. Mr. Tafuri received a PhD in Geology from the University of Utah, Salt Lake City, Utah. He also received a Masters of Science degree in Geology and a Bachelors of Science degree in Geology at the University of Nevada, Reno, Nevada.

13.	On November 20, 2006 our common stock was quoted for trading on the OTC Bulletin Board under the symbol “HSDV”.

Mineral Properties

We hold interests in three groups of mineral properties located in Wyoming, as described below:

1.	Juniper Ridge, Baggs properties;
2.	Sky properties; and
3.	Jeep properties.

We are an exploration stage company. All of our properties are presently in the exploration stage. We do not have any commercially viable reserves on any of our properties. There is no assurance that a commercially viable mineral deposit exists on any of our mineral properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties.

Juniper Ridge

We hold an option to earn up to an 80% interest in the Juniper Ridge claims pursuant to our March 14, 2007 agreement with Strathmore. The Juniper Ridge claims are located in the Poison Basin uranium district in the south central area of Wyoming, close to the Colorado border. The total acreage of the property is 3,200 acres and over 2000 historical drill holes have been drilled on the project to verify the resource. One area of interest within the Juniper Ridge project is the Browns Park Formation which is 100’s of feet thick and contains the necessary underground geological structure which may make ISR mining possible. The roughly 2000 historical drill holes have been drilled between 100 and 300 feet in depth, and have shown an average grade of between 0.05% and 0.20% . This grade is economical for ISR mining, and Yellowcake is in the process of confirming all historical data, so as to be able to proceed in the mining process.

A description of the Juniper Ridge property and our plan of operations respecting the property are discussed in greater detail below under the headings “Description of Property” and “Plan of Operation”.

Sky

We hold an option to earn up to a 60% interest in the Sky claims pursuant to our August 1, 2007 joint venture agreement with Strathmore Resources (US) Ltd. The Sky Project is situated on 1,033 Acres in Fremont County in Wyoming, roughly 25 miles east of the city of Riverton. A technical report prepared in accordance with the standards of Canadian National Instrument 43-101was recently completed on the property. Yellowcake's intent is to quickly advance the Sky project, and develop it as an ISR operation.

A description of the Sky property and our plan of operations respecting the property are discussed in greater detail below under the headings “Description of Property” and “Plan of Operation”.

Jeep

We hold an option to earn up to a 60% interest in the Jeep claims pursuant to our August 1, 2007 joint venture agreement with Strathmore Resources (US) Ltd. The Jeep Project is in close proximity to the Sky project and is roughly 45 miles east of Riverton. The Gas Hills Uranium District, where both the Sky and Jeep properties are located, was one the most prolific uranium producing areas in the US during the last uranium cycle.

A description of the Jeep property and our plan of operations respecting the property are discussed in greater detail below under the headings “Description of Property” and “Plan of Operation”.

Competition

We are a mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Compliance with Government Regulation

Our mineral claims in the State of Wyoming are comprised of non-patented lode mining claims located on federal land managed by the U.S. Bureau of Land Management. Mining activities on the claims must be carried out in accordance with a permit issued by the Bureau of Land Management. We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and our properties. We do not currently own or operate any mines and are not required to comply with the requirements of these regulatory authorities. We cannot predict the extent to which these requirements will affect our company or our properties if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our properties.

Holding costs of the unpatented lode mining claims include a claim maintenance fee of $125.00 per claim payable to the BLM on or before September 1 of each calendar year and those for recording an affidavit and Notice of Intent to hold with the Office of the Clerk, Fremont County Wyoming. County filing fees for documents is $8.00 for the first page and $3.00 per page thereafter, with up to 10 sections of land noted per document. The above BLM maintenance fees will be due again before September 1, 2007, and each year thereafter, the affidavit and Notice of Intent fees will be due again before December 31, 2007, and each year thereafter, with both as modified by future legislation.

Research and Development Expenditures

We have incurred $Nil in research and development expenditures over the last fiscal year.

Employees

Currently, we do not have any employees. Our directors and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

We retain consultants on the basis of ability and experience. Except as set forth above, neither we nor any person acting on our behalf has any preliminary agreement or understanding, nor do we contemplate any such, concerning any aspect of our operations pursuant to which any person would be hired, compensated or paid a finder’s fee.

Subsidiaries

We do not have any subsidiaries.
Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

Item 2. Description of Property.

Executive Offices

The address of our principal executive office is 300-1155 West Hastings St., Vancouver, B.C. Canada, V6E 2E9. We pay $800 per month for rental of our principal office which consists of 100 square feet. The rental is on a month to month basis.

Mineral Properties

Jeep Property, Gas Hills, Freemont County, WY

Joint Venture Agreement with Strathmore Resources

Effective July 31, 2007, we entered into an option and joint venture agreement with Strathmore Resources (US) Ltd., a subsidiary of Strathmore Minerals Corp., to explore, develop and mine the Jeep property located in Gas Hills, Freemont County, Wyoming. The agreement superseded and replaced all prior agreements of the parties respecting the Jeep property. Under the agreement, we acquired the sole and exclusive rights from Strathmore Resources to earn-in a 60% interest in the Jeep property in consideration of our incurring a total of $10,000,000 in expenditures on the Jeep property. The first expenditures in the amount of $250,000 must be expended on or before September 29, 2008, with additional expenditures of: $1,250,000 during the twelve months ended September 29, 2009, $1,500,000 to be expended during the twelve months ended September 29, 2010, $2,000,000 to be expended during the twelve months ended September 29, 2011, $2,000,000 to be expended during the twelve months ended September 29, 2012 and $3,000,000 to be expended during the twelve months ended September 29, 2013. The agreement terminates in the event that we fail to incur the required expenditure costs within seven days of the date they are due or we give 30 days notice of termination under the agreement. Upon acquiring a 60% interest in the property we agreed to enter into a joint venture with Strathmore Resources for the further development of the property.

Description of Jeep Claims

The Jeep Property consists of 152 unpatented lode mining claims totalling approximately 3,140 acres, see Figure 1 below. The Property is located in central Wyoming lying along the south-western extent of the Gas Hills Uranium District. The 152 unpatented mining claims are located on public lands administered by the U.S. Bureau of Land Management (BLM), are contiguous and consist of the following claim names and numbers: SC 1-30 (Wyoming Mining Claim [WMC] 275871-275900), SC 31-98 (WMC 279533-279600) and SC 99-152 (WMC 286144-286197). The claims are listed on the BLM Geographic Index Report (LR2000) with location dates of April 27, 2006 (SC 1-30), October 25, 2006 (SC 31-96), October 31, 2006 (SC 97, 98), May 1, 2007 (SC 99-134) and May 2, 2007 (SC 135-152) with a current assessment year of 2008.

Figure 1 – Location of Jeep Claims

Location, Access and Infrastructure

The Jeep Property can be accessed by traveling 45 miles southeast of Riverton along Gas Hills Rd (WY State Hwy 136) to the junction of Fremont County Rd 5 (Ore Haul Rd). Thereafter, one turns right and travels south along the Ore Haul Rd approx. 7 miles to the northern edge of the Jeep Property.

History of Exploration

The original Jeep claim group consisted of over 150 mining claims staked by various mining companies and individual prospectors from the late 1950s to the early 1960s. The area of the Jeep Property detailed in this report was acquired by Federal-Radorock-Gas Hills Partners on March 25, 1959. The claims were then conveyed to Federal American Partners on April 30, 1959. Prior owners were John Burgess and Clyde Noaker (1955), B. Blonder (1958), and the Gas Hills Uranium Company (1959). On December 22, 1982, Federal American Partners conveyed Jeep claims #1-14 to the Tennessee Valley Authority (TVA). In June of 1983, TVA entered into an operating agreement with American Nuclear Corporation, but the operating agreement was later transferred to United Nuclear Corporation. In 1984, Pathfinder was hired by TVA to perform claim assessment drilling for the 1985 assessment year. This drilling was carried out on the southern limit of the claimed area, and uranium mineralization was encountered. Power Resources Inc. later purchased the Jeep claims sometime in 1990-1992 from TVA but released those claims which had no known reserves in 1992. The claims that were retained covered the known ore body. Due to the continued decline in uranium prices, PRI dropped the remaining Jeep claims in 2000. No assessment payments were filed in 2001 by PRI, and the claims were declared abandoned and void. From 2001 until March 2006, the Jeep ore body was not claimed. In April 2006, claims SC 1-30 were staked by Strathmore, covering the known extent of the Jeep orebody. In October 2006 and May 2007, Strathmore staked additional claims (SC 31-152) to cover the possible trend of mineralization to the south.

Mineralization

The host for known mineralization at the Jeep Property is the Eocene Wind River Formation. The Wind River Formation is a fluvial deposit consisting of sandstones with lesser amounts of clay and siltstones, carbonaceous shale, and thin, discontinuous tuffaceous sandstones and tuff layers. The uranium deposits are sinuous in shape, lying in a north-south trend along the central portion of the Property. The mineralization is typical of the Wyoming roll-front deposit.

Juniper Ridge Property, Gas Hills, Freemont County, WY

Option Agreement with Strathmore Minerals Corp.

On March 14, 2007 we entered into an option agreement with Strathmore Minerals Corp. (“Strathmore”) pursuant to which we acquired an option to earn up to an 80% interest in certain unpatented mining claims and leases known as the Juniper Ridge Project located in Carbon County, Wyoming. Pursuant to the terms of the agreement in order to exercise the option and acquire an undivided 80% interest in the property, we agreed to:

(i)	issue 9,000,000 restricted shares of Yellowcake to Strathmore (which shares were issued to Strathmore in March, 2007),

(ii)	pay $100,000 upon closing to Strathmore; pay $100,000 on each anniversary date for four years following the execution of the agreement for a total obligation of $500,000;

(iii)	expend on property exploration a total of $1.6 million per year for a period of five years; and

(iv)	pay a royalty payment of 3% on the optioned portion on all future production from the property.

The agreement was also subject to raising $4,000,000 (which was completed) in equity financing and the cancellation of 56,000,000 shares of our common stock by a principal of the Company. Once we have fulfilled our obligations under the agreement and acquired the 80% interest we agreed to form a joint venture on the property with Strathmore in order to bring the property to production. Prior to the date we acquire our 80% interest in the joint venture we may terminate the agreement at any time on 30 days notice to Strathmore.

Description of Juniper Ridge Claims

The Juniper Ridge property consists of 128 unpatented lode mining claims, see Figure 2 below. The Property is located in central Wyoming lying along the south-western extent of the Gas Hills Uranium District. The 128 unpatented mining claims are located on public lands administered by the U.S. Bureau of Land Management (BLM), are contiguous and consist of the following claim names and numbers:

Claim No.	Claim Name	Location Last Book	Property Name	Claim No.	Claim Name	Location Last Book	Property Name
WMC259971	RC-1	1056	Red Creek	WMC260180	RC-64	1057	Red Creek
WMC259972	RC-2	1056	Red Creek	WMC260181	RC-65	1057	Red Creek
WMC259973	RC-3	1056	Red Creek	WMC260182	RC-66	1057	Red Creek
WMC259974	RC-4	1056	Red Creek	WMC260183	RC-67	1057	Red Creek
WMC259975	RC-5	1056	Red Creek	WMC260184	RC-68	1057	Red Creek
WMC259976	RC-6	1056	Red Creek	WMC260185	RC-69	1057	Red Creek
WMC259977	RC-7	1056	Red Creek	WMC260186	RC-70	1057	Red Creek
WMC259978	RC-8	1056	Red Creek	WMC260187	RC-71	1057	Red Creek
WMC259979	RC-9	1056	Red Creek	WMC260188	RC-72	1057	Red Creek
W M C259980	RC-10	1056	Red Creek	WMC260189	RC-73	1057	Red Creek
W M C259981	RC-11	1056	Red Creek	WMC260190	RC-74	1057	Red Creek
W M C259982	RC-12	1056	Red Creek	WMC260533	RC-75	1060	Red Creek
W M C259983	RC-13	1056	Red Creek	WMC260534	RC-76	1060	Red Creek
W M C259984	RC-14	1056	Red Creek	WMC260535	RC-77	1060	Red Creek

Claim No.	Claim Name	Location Last Book	Property Name	Claim No.	Claim Name	Location Last Book	Property Name
W M C259985	RC-15	1056	Red Creek	WMC260536	RC-78	1060	Red Creek
W M C259986	RC-16	1056	Red Creek	WMC260537	RC-79	1060	Red Creek
W M C259987	RC-17	1056	Red Creek	WMC260538	RC-80	1060	Red Creek
W M C259988	RC-18	1056	Red Creek	WMC260539	RC-81	1060	Red Creek
W M C259989	RC-19	1056	Red Creek	WMC260540	RC-82	1060	Red Creek
W M C259990	RC-20	1056	Red Creek	WMC260541	RC-83	1060	Red Creek
W M C259991	RC-21	1056	Red Creek	WMC260542	RC-84	1060	Red Creek
W M C259992	RC-22	1056	Red Creek	WMC260543	RC-85	1060	Red Creek
W M C259993	RC-23	1056	Red Creek	WMC260544	RC-86	1060	Red Creek
W M C259994	RC-24	1056	Red Creek	WMC260545	RC-87	1060	Red Creek
W M C259995	RC-25	1056	Red Creek	WMC260546	RC-88	1060	Red Creek
W M C259996	RC-26	1056	Red Creek	WMC260547	RC-89	1060	Red Creek
W M C259997	RC-27	1056	Red Creek	WMC260548	RC-90	1060	Red Creek
W M C259998	RC-28	1056	Red Creek	WMC260549	RC-91	1060	Red Creek
W M C259999	RC-29	1056	Red Creek	WMC260550	RC-92	1060	Red Creek
WMC 260000	RC-30	1056	Red Creek	WMC260551	RC-93	1060	Red Creek
W M C260001	RC-31	1056	Red Creek	WMC260552	RC-94	1060	Red Creek
W M C260002	RC-32	1056	Red Creek	WMC260553	RC-95	1060	Red Creek
W M C260003	RC-33	1056	Red Creek	WMC260554	RC-96	1060	Red Creek
WMC260004	RC-34	1056	Red Creek	WMC260555	RC-97	1060	Red Creek
WMC260005	RC-35	1056	Red Creek	WMC260556	RC-98	1060	Red Creek
WMC260006	RC-36	1056	Red Creek	WMC260557	RC-99	1060	Red Creek
WMC260007	RC-37	1056	Red Creek	WMC260558	RC-100	1060	Red Creek
WMC260008	RC-38	1056	Red Creek	WMC260559	RC-101	1060	Red Creek
WMC260009	RC-39	1056	Red Creek	WMC260560	RC-102	1060	Red Creek
WMC260010	RC-40	1056	Red Creek	WMC260561	RC-103	1060	Red Creek
WMC260157	RC-41	1057	Red Creek	WMC260562	RC-104	1060	Red Creek
WMC260158	RC-42	1057	Red Creek	WMC260563	RC-105	1060	Red Creek
WMC260159	RC-43	1057	Red Creek	WMC260564	RC-106	1060	Red Creek
WMC260160	RC-44	1057	Red Creek	WMC260565	RC-107	1060	Red Creek
WMC260161	RC-45	1057	Red Creek	WMC260566	RC-108	1060	Red Creek
WMC260162	RC-46	1057	Red Creek	WMC260567	RC-109	1060	Red Creek
WMC260163	RC-47	1057	Red Creek	WMC260568	RC-110	1060	Red Creek
WMC260164	RC-48	1057	Red Creek	WMC260569	RC-111	1060	Red Creek
WMC260165	RC-49	1057	Red Creek	WMC260570	RC-112	1060	Red Creek
WMC260166	RC-50	1057	Red Creek	WMC260571	RC-113	1060	Red Creek
WMC260167	RC-51	1057	Red Creek	WMC260572	RC-114	1060	Red Creek
WMC260168	RC-52	1057	Red Creek	WMC260573	RC-115	1060	Red Creek
WMC260169	RC-53	1057	Red Creek	WMC260574	RC-116	1060	Red Creek
WMC260170	RC-54	1057	Red Creek	WMC260575	RC-117	1060	Red Creek
WMC260171	RC-55	1057	Red Creek	WMC260576	RC-118	1060	Red Creek
WMC260172	RC-56	1057	Red Creek	WMC260577	RC-119	1060	Red Creek
WMC260173	RC-57	1057	Red Creek	WMC260578	RC-120	1060	Red Creek
WMC260174	RC-58	1057	Red Creek	WMC260579	RC-121	1060	Red Creek
WMC260175	RC-59	1057	Red Creek	WMC260580	RC-122	1060	Red Creek
WMC260176	RC-60	1057	Red Creek	WMC260581	RC-123	1060	Red Creek

Claim No.	Claim Name	Location Last Book	Property Name	Claim No.	Claim Name	Location Last Book	Property Name
WMC260177	RC-61	1057	Red Creek	WMC260582	RC-124	1060	Red Creek
WMC260178	RC-62	1057	Red Creek	WMC260583	RC-125	1060	Red Creek
WMC260179	RC-63	1057	Red Creek	WMC260584	RC-126	1060	Red Creek
				WMC260585	RC-127	1060	Red Creek
				WMC260586	RC-128	1060	Red Creek

Figure 2 – Location of Juniper Ridge Property

Location, Access and History of Exploration of Juniper Ridge

The Juniper Ridge project is located in the Poison Basin uranium district in the south central area of Wyoming, close to the Colorado border. The total acreage of the property is 3,200 acres and over 2000 historical drill holes have been drilled on the project to verify the resource. An area of interest within the Juniper Ridge project is the Browns Park Formation which is 100’s of feet thick and contains the necessary underground geological structure to make ISR Mining possible. The roughly 2000 historical drill holes have been drilled between 100 and 300 feet in depth, and have shown an average grade of between 0.05% and 0.20% . This grade is economical for ISR mining, and Yellowcake is in the process of confirming all historical data, so as to be able to proceed in the mining process.

Sky Property, West Gas Hills, Freemont County, WY

Joint Venture with Strathmore Resources

Effective July 31, 2007, we entered into an option and joint venture agreement with Strathmore Resources (US) Ltd. to explore, develop and mine the Sky property located in West Gas Hills, Freemont County, Wyoming. The agreement superseded and replaced all prior agreements of the parties respecting the Sky property. Under the agreement, we have sole and exclusive rights from Strathmore Resources to earn-in a 60% interest in the Sky property in consideration of our incurring a total of $7,500,000 in expenditures, over four years, on the Sky property. The first expenditures in the amount of $500,000 must be met on or before September 29, 2008, with additional expenditures: of $2,000,000 to be expended during the twelve months ended September 29, 2009, $2,000,000 to be expended during the twelve months ended September 29, 2010 and $3,000,000 to be expended during the twelve months ended September 29, 2011. The agreement terminates in the event that we fail to incur the required expenditure costs within seven days of the date they are due or we give 30 days notice of termination under the agreement. Upon acquiring a 60% interest in the property we agreed to enter into a joint venture with Strathmore Resources for the further development of the property.

Location and Access of Sky Claims

The Sky Uranium property, Freemont County Wyoming, totals approximately, 1030 acres and consists of 50 unpatented lode mining claims. Sky was acquired by Strathmore Resources (US) Ltd., a Nevada Corporation and wholly-owned subsidiary of Strathmore Minerals Corp. Sky lies in central Wyoming, to the west of the Gas Hills Uranium District, within Section 35, Township 32 North, Range 95 West (T32N; R95W), and Sections 1, 2, 11 and 12, T31N, R95W, Wyoming, 06th principal meridian.

BLM Serial#	Claim Name	Subd.	Township	Range
WMC260126	CR-1	NW	31N	95W
WMC260127	CR-2	NE NW	31N	95W
WMC260128	CR-3	NW	31N	95W
WMC260129	CR-4	NE NW	31N	95W
WMC260130	CR-5	NW	31N	95W
WMC260131	CR-6	NE NW	31N	95W
WMC260132	CR-7	NW	31N	95W
WMC260133	CR-8	NE NW	31N	95W
WMC260134	CR-9	NW SW	31N	95W
WMC260135	CR-10	NE NW SW SE	31N	95W
WMC260136	CR-11	SW	31N	95W
WMC260137	CR-12	SW SE	31N	95W
WMC260138	CR-13	SW	31N	95W
WMC260139	CR-14	SW SE	31N	95W
WMC260140	CR-15	NE NW	31N	95W
WMC260141	CR-16	NE	31N	95W
WMC260142	CR-17	NE NW	31N	95W
WMC260143	CR-18	NE	31N	95W
WMC260144	CR-19	NE NW	31N	95W
WMC260145	CR-20	NE	31N	95W
WMC260146	CR-21	NE NW	31N	95W
WMC260147	CR-22	NE	31N	95W
WMC260148	CR-23	NE NW SW SE	31N	95W
WMC260149	CR-24	NE SE	31N	95W
WMC260150	CR-25	SW SE	31N	95W
WMC260151	CR-26	SE	31N	95W
WMC260152	CR-27	SW SE	31N	95W
WMC260153	CR-28	SE	31N	95W
WMC260154	CR-29	SE	32N	95W
WMC260155	CR-30	SE	32N	95W

BLM Serial#	Claim Name	Subd.	Township	Range
WMC260156	CR-31	SE	32N	95W
WMC278221	CR-32	SE	32N	95W
WMC278222	CR-33	NE SE	32N	95W
WMC278223	CR-34	NE	32N	95W
WMC278224	CR-35	NE	32N	95W
WMC278225	CR-36	SW SE	32N	95W
WMC278226	CR-37	SW SE	32N	95W
WMC278227	CR-38	SW SE	32N	95W
WMC278228	CR-39	SW SE	32N	95W
WMC278229	CR-40	NE NW SW SE	32N	95W
WMC278230	CR-41	NE NW	32N	95W
WMC278231	CR-42	NE NW	32N	95W
WMC278232	CR-43	SW SE	31N	95W
WMC278233	CR-44	SE	31N	95W
WMC278234	CR-45	SW SE	31N	95W
WMC278235	CR-46	SE	31N	95W
WMC278236	CR-47	SW	31N	95W
WMC278237	CR-48	SW SE	31N	95W
WMC278238	CR-49	SW	31N	95W
WMC278239	CR-50	SW SE	31N	95W

Mineralization

The host for known mineralization at the Sky Property is the Eocene Wind River Formation. The Wind River Formation is a fluvial deposit consisting of sandstones with lesser amounts of clay and silstones, carbonaceous shale, and thin, discontinuous tuffaceous sandstones and tuff layers. The uranium deposits are sinuous in shape, lying in a north-south trend along the central portion of the property. The mineralization is typical of the Wyoming roll-front deposit.

History of Exploration

The SKY property was extensively drilled and explored during the late 1960s through the early 1980s. Humble Oil began drilling on and adjacent to the property in 1969. In the 1970s the property was acquired and explored by Exxon followed by Pathfinder Mines Corp. from 1979 through the 1980s. A total of 161 drill holes were completed on that portion of the property currently controlled by Strathmore. Previous drilling on the property was on mostly 200 foot centers with several drill holes offset 50-100 feet in the central area of the or body.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market for Securities

The principal market on which our common stock is quoted is the OTC Bulletin Board under the Symbol "YCKM". On January 23, 2007 we effected a 30 for one forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 25,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.

On November 20, 2006 our common stock was quoted for trading on the OTC Bulletin Board under the symbol “HSDV”. The high and the low bid prices for our shares based on inter-dealer prices, without retail mark-up, markdown or commission, for the last fiscal year of actual trading, as quoted in the over-the-counter bulletin board, as applicable, were:

Quarter Ended	High	Low
October 31, 2006	$0.00	$0.00
January 31, 2007	$0.00	$0.00
April 30, 2007	$3.05	$1.52
July 31, 2007	$3.04	$1.73

Our transfer agent is Routh Stock Transfer, Inc. located at 5700 W Plano Parkway, Suite 1000, Plano, TX 75093.

Holders of our Common Stock

As of July 31, 2007, there were 104 registered stockholders holding 50,931,625 shares of our issued and outstanding common stock.

Dividend Policy

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

During our fiscal year ended July 31, 2007 we completed the following unregistered sales of our securities:

1.	On June 15, 2007, we granted up to 75,000 stock options exercisable for five years at an exercise price of $1.85 per share to Carson Seabolt, pursuant to a consulting agreement.

2.

On April 24, 2007 we granted stock options to our chief financial officer for the option to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $3.00 per share, exercisable until April 24, 2012. The options are subject to vesting provisions as set forth in the stock option agreements dated April 24, 2007.

3.

On April 13, 2007, we granted stock options to a consultant for the option to purchase an aggregate of 100,000 shares of our common stock. The options are exercisable at a price of $3.05 per share until April 13, 2012. The options are subject to vesting provisions as set forth in each of the stock option agreements

4.

On March 16, 2007, we granted stock options to six of our directors, officers and employees entitling them to purchase an aggregate of 2,225,000 shares of our common stock. The options are exercisable at a price of $2.70 per share until March 16, 2012. The options are subject to vesting provisions as set forth in each of the stock option agreements.

5.	On March 14, 2007 we issued 9,000,000 common shares to Strathmore Minerals Corp. to earn an 80% interest in the Juniper Ridge Project under the Option and Joint Venture Agreement described above.

6.	In connection with our recent private placements, on March 1, 2007, we issued 221,625 shares at a deemed price of $1.00 per share and paid the sum of $221,625 as payment of outstanding finder’s fees.

7.

On February 28, 2007, we closed a private placement consisting of 1,770,000 units of our securities at a price of US$1.00 per unit for gross proceeds of $1,770,000. Each unit consists of one common share in the capital of our company and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one share of our common stock at a price of US$1.50 per share for a period of two years. The funds were used for working capital purposes and to help meet our obligations under our joint venture agreements.

8.

On February 20, 2007, we closed a private placement consisting of 4,140,000 units of our securities at a price of US$1.00 per unit for gross proceeds of $4,140,000. Each unit consists of one common share in the capital of our company and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one share of our common stock at a price of US$1.50 per share for a period of two years. The funds were used for working capital purposes and to help meet our obligations under our joint venture agreements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended July 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

In 2007, our board of directors approved the 2007 Stock Option Plan (the “2007 Plan”). Under the terms of the 2007 Plan, options to purchase up to 5,000,000 shares of our common stock may be granted to our officers, directors, employees and permitted consultants of our company. The 2007 Plan provides that exercise price be:

(i)	not less than fair market value per Common Share at the Date of Grant, if the Optionee is an employee;

(ii)	not be less than 110% of the fair market value per Common Share at the Date of Grant if the Optionee is a greater than 10% stockholder; and

(iii)	equal to the exercise price for the substituted option of the other corporation, if the Options are being granted in substitution for outstanding options of another corporation.

 The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information As At July 31, 2007

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A
Equity Compensation Plans not approved by security holders	2,600,000	$2.71	2,400,000
Total	2,600,000	$2.71	2,400,000

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

In early 2007 we decided to seek opportunities in the uranium exploration and mining industry and to, re-assess our current business of production and distribution of educational team sports videos and internet based software.

Plan of Operations and Cash Requirements Over the Next Twelve Months

Current Status of Exploration Projects

At the Jeep Property, 54 lode mining claims were added to the project during summer, 2007, bringing the total number to 152 claims. This addition increased the project to 3,140 acres in size. The Company recently completed a summer exploration drilling program at the property with plans to continue exploration activities next year.

At the Juniper Ridge Property, located in the Poison Basin Uranium District of south-central Wyoming, 73 lode mining claims were added to the project earlier this summer, bringing the total number there to 201 claims in addition to one State of Wyoming Mineral Lease. This addition increased the project to 4,793 acres in size from the previous 3,200 acres. Permitting activities at Juniper Ridge are ongoing with Yellowcake-Strathmore having received permits to begin monitor well installation of six groundwater wells. Upon completion, pump tests will be performed to determine the hydrologic characteristics of possible aquifers, and to obtain samples to determine baseline water quality. Drilling and installation activities are scheduled for spring 2008, in addition to plans for extensive exploration drilling to increase the extent of the known mineralization.

Cash Requirements

Over the next 12 months ending October 31, 2008, we expect to require approximately $4,380,000. We intend to use these funds to pay for our obligations under our joint venture agreements and operating expenses. During the year ended July 31, 2007, we raised $5,910,000 pursuant to our equity financings. As at October 31, 2007 we had cash of approximately $3,900,000, accordingly we will need to obtain additional financing of approximately $500,000 to satisfy our cash requirements for the next twelve months. There can be no assurance that any such funds can be raised.

Over the next 12 months ending October 31, 2008, we anticipate that we will incur the following operating expenses:

Expense	Cost
Administrative Expenses	$254,000
Legal and Audit Expenses	$175,000
Financing Costs	$709,000
Consulting Services	$168,000
Insurance	$135,000
Investor relations	$281,000
Juniper Project	$1,700,000
Sky Project	$625,000
Jeep Project	$333,000
Total	$4,380,000

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending October 1, 2008 other than office computers, furnishings, and communication equipment as required.

Results of Operations

Summary of Year End Results

	Year Ended July 31, 2007	Inception (March 31, 2006) to July 31, 2006
Interest income	$39,917	$Nil
Expenses	$3,363,334	$9,134
Net Loss	$3,323,417	$9,134

Revenue

We are presently in the exploration stage of our business, have not earned any revenues to date, and do not anticipate earning revenues until such time as we enter into commercial production of our claims under joint venture or other mineral properties we may acquire from time to time

Expenses

	Year Ended	Inception
	July 31, 2007	(March 31, 2006)
		to July 31, 2006
Management fees	$1,271,965	$-
Mineral property interests	665,421	-
General and administrative	369,846	9,134
Consulting fees	346,902	-
Financing Costs	709,200	-
Total expenses	$3,363,334	9,134

Total operating expenses during fiscal 2007 increased substantially as compared to fiscal 2006 because during the prior 4 month period the Company was in the initial stages of developing a business plan. The original business plan to develop educational software was abandoned in December 2006 when the Company began operations as a mineral exploration company.

Management fees and consulting fees include an aggregate of $1,572,602 in stock-based compensation representing the fair value of 2,600,000 stock options granted to directors, officers and consultants. Mineral property interests represent expenditures under the option agreement to earn an interest in the Juniper Ridge property. Funds expended on the Texas data base and exploration expenses incurred under binding letters of intent to enter into option agreements on the Sky and Jeep properties. General and administrative expense includes rent, travel, office supplies, office services and investor relations expenses. Professional fees include legal expenses in connection with major contracts and general corporate matters and audit expense for the year. Financing costs include the cost of penalties incurred by the Company in failing to meet certain conditions of the registration rights of subscribers of the Company’s February, 2007 private placements.

Liquidity and Financial Condition
Working Capital

	July 31, 2007	July 31, 2006
Current Assets	$4,770,986	$47,366
Current Liabilities	923,440	1,500
Working Capital	$3,847,546	$45,866

Cash Flows
	Year Ended	Inception (March 31, 2006) to
	July 31, 2007	July 31, 2006
Cash Flows used in Operating Activities	$(901,384)	$(7,784)
Cash Flows used in Investing Activities	(100,000)	-
Cash Flows from Financing Activities	5,652,495	55,000
Net Increase (decrease) in Cash During Period	$4,651,111	$47,216

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to achieve its operating objectives, confirmation of our company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2007, our company has accumulated losses of $3,332,551 since inception. As at October 31, 2007 we had cash of approximately $3,900,000, accordingly we will need to obtain additional financing of approximately $500,000 to satisfy our cash requirements of $4,300,000 for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above after October, 2008, in their report on the annual financial statements for the year ended July 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

In December 2006, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position Emerging Issues Task Force (“EITF”) Issue No. 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP No. EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. FSP No. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. The guidance in FSP No. EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to include scope exceptions for registration payment arrangements. FSP No. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. This pronouncement is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted. Retrospective application of the guidance in this FSP to financial statements for earlier interim or annual periods presented is not permitted

We adopted the requirements of FSP EITF No. 00-19-2 during its fiscal year ended July 31, 2007.

Application of Critical Accounting Estimates

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

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

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management of our company reviews the carrying value of each mineral property periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. No write downs of mineral property interests were recorded in the period ended July 31, 2007.

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (''SFAS 143''), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company will record an asset retirement obligation to reflect its legal obligations related to future abandonment of its oil and gas interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our company will reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed, our company will accordingly update its assessment. At July 31, 2007, our company had not undertaken any drilling activity on its properties had not incurred significant reclamation obligations. As such, no asset retirement obligation accrual was made in the July 31, 2007 financial statements.

Stock-based Compensation

Management has made significant assumptions and estimates determining the fair market value of stock-based compensation granted to employees and non-employees. These estimates have an effect on the stock-based compensation expense recognized and the additional paid-in capital and share capital balances on our company’s Balance Sheet. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. For non-employees, such amount is revalued on a quarterly basis. To date, substantially all of our stock option grants have been to directors and employees. Increases in our share price will likely result in increased stock option compensation expense. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted for the purposes of the Black-Scholes calculation is the term of the award. Because our company has only recently become a mineral exploration company, the expected volatility is based on comparable junior mineral exploration companies who granted similar term options. These estimates involve inherent uncertainties and the application of management judgment. An expected forfeiture rate of nil was used in the recognition of compensation expense for those options not yet vested at July 31, 2007.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Personnel Plan

We do not anticipate any significant changes in the number of employees during the next 12 months.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

Risks Associated With Mining

Our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

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

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involve many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Uranium Prices Are Highly Volatile; If a profitable market does not exist, the Company could have to cease operations.

Uranium prices have been highly volatile, and are affected by numerous international economic and political factors which Yellowcake has no control. The price of uranium has varied over the last 4 years from approximately US$10 per pound to a high of US$138 per pound, to the current price of approximately US$90 per pound. Uranium is primarily used for power generation in nuclear power plants, and the number of customers is somewhat limited in comparison to other global commodities. The price of uranium is affected by numerous factors beyond the Company’s control, including the demand for nuclear power, increased supplies from both existing and new uranium mines, sales of uranium from existing government stockpiles, and political and economic conditions. The Company’s long-term success is highly dependent upon the price of uranium, as the economic feasibility of any ore body discovered on its properties would in large part be determined by the prevailing market price of uranium. If a profitable market does not exist, the Company could have to cease operations.

The Uranium Exploration and Mining Industry is Highly Competitive

The uranium industry is highly competitive, and Strathmore is required to compete with other corporations that may have greater resources than the Company. Such corporations could outbid the Company for potential projects or produce minerals at lower costs which would have a negative effect on the Company’s operations.

Operating Hazards and Risks Associated with the Mining Industry Could Result in Strathmore Having to Cease Operations:

Resource exploration activities generally involve a high degree of risk. Hazards such as unusual or unexpected formations and other conditions are involved. Operations in which the Company has a direct or indirect interest will be subject to all the hazards and risks normally incidental to exploration, development and production of precious and base metals, any of which could result in work stoppages, damage to or destruction of exploration facilities, damage to life and property, environmental damage and legal liability for any or all damage. The Company may become subject to liability for cave-ins and other hazards for which it cannot insure or against which it may elect not to insure where premium costs are disproportionate to the Company’s perception of the relevant risks. The payment of such insurance premiums and of such liabilities would reduce the funds available for exploration activities and could force Strathmore to cease operations.

Risks Related to our Company

Because we may never earn revenues from our operations, our business may fail and then investors may lose all of their investment in our company.

We have no history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and is in the exploration stage. The success of our company is significantly dependent on the uncertain events of the discovery and exploitation of mineral reserves on our properties or selling the rights to exploit those mineral reserves. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

We have a history of losses and have a deficit, which raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception (March 23, 2006) to July 31, 2007 was $3,332,551. We had cash in the amount of $4,698,327 as of July 31, 2007. We cannot provide assurances that we will be able to successfully explore our properties and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, October 31, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Item 7. Financial Statements.

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

JULY 31, 2007

BDO Dunwoody LLP	600 Cathedral Place
Chartered Accountants	925 West Georgia Street
Vancouver, BC, Canada V6C 3L2
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Yellowcake Mining Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Yellowcake Mining Inc. (A Development Stage company, formerly known as Hoopsoft Development Corp.) as of July 31, 2007, and the related statements of operations, cash flows and changes in stockholders’ equity for the year then ended. We have also audited the statements of operations, cash flows and changes in stockholders’ equity for the period from inception (March 23, 2006) to July 31, 2007, except that we did not audit these financial statements for the period from inception (March 23, 2006) through July 31, 2006; those statements were audited by other auditors whose report dated September 20, 2006 expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. Our opinion, insofar as it relates to the amounts for the period from inception (March 23, 2006) through July 31, 2006, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Yellowcake Mining Inc. at July 31, 2007, and the results of its operations and its cash flows for the year then ended and for the period from inception (March 23, 2006) to July 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an accumulated deficit of $3,332,551 at July 31, 2007 and incurred a net loss for the year then ended of $3,323,417. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
October 31, 2007

MOORE & ASSOCIATES, CHARTERED
    ACCOUNTANTS AND ADVISORS
         PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Hoopsoft Development Corp. (A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheet of Hoopsoft Development Corp. (A Development Stage Company) as of July 31, 2006, and the related statements of operations, stockholders' equity and cash flows from inception March 23, 2006, through July 31, 2006, and the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hoopsoft Development Corp (A Development Stage Company) as of July 31, 2006 and the results of its operations and its cash flows from inception March 23, 2006, through July 31, 2006 and the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's net losses of $9,134 as of July 31, 2006 raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
-------------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
September 20, 2006

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
(702) 253-7511 Fax (702) 253-7501

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in US dollars)

	July 31,	July 31,
	2007	2006

ASSETS

Current
Cash	$4,698,327	$47,216
Receivables	2,489	-
Prepaid expenses	70,170	150

Total current assets	4,770,986	47,366

Mineral rights (Note 3)	10,257,143	-

Total assets	$15,028,129	$47,366

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 11)	$833,019	$1,500
Due to Strathmore Minerals Corp. (Note 4)	90,421	-
	923,440	1,500

Stockholders’ Equity

Common stock, 750,000,000 shares authorized with a	50,932	91,800
par value of $0.001 (issued: July 31, 2007 –
50,931,625; July 31, 2006 – 91,800,000)
Additional paid-in (distribution of) capital	17,386,308	(36,800)
Deficit accumulated during the exploration stage	(3,332,551)	(9,134)

Total stockholders’ equity	14,104,689	45,866

Total liabilities and stockholders’ equity	$15,028,129	$47,366

Nature of Operations and Ability to Continue as a Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	Year	Inception	Inception
	Ended	(March 23,	(March 23,
	July 31,	2006) to July	2006) to July
	2007	31, 2006	31, 2007

Expenses
Consulting fees (Note 5)	$346,902	$-	$346,902
General and administrative	73,687	7,534	81,221
Investor relations and communication	101,806	1,600	103,406
Management fees (Note 5)	1,271,965	-	1,271,965
Mineral property interests (Note 3)	665,421	-	665,421
Financing costs (Note 11)	709,200	-	709,200
Professional fees	194,353	-	194,353

Loss from operations	(3,363,334)	(9,134)	(3,372,468)
Interest income	39,917	-	39,917

Net Loss	$(3,323,417)	$(9,134)	$(3,332,551)

Basic and diluted loss per share	$(0.04)	$(0.00)

Weighted average number of shares outstanding	76,465,969	48,812,766

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

		Inception	Inception
		(March 23,	(March 23,
	Year Ended	2006) to July	2006) to July
	July 31, 2007	31, 2006	31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,323,417)	$(9,134)	$(3,332,551)
Adjustments to reconcile net loss to cash used in
operating activities:
Stock-based compensation	1,572,602	-	1,572,602
Changes in assets and liabilities:
Receivables	(2,489)	-	(2,489)
Prepaid expenses	(70,020)	(150)	(70,170)
Due to Strathmore Minerals Corp.	90,421	-	90,421
Accounts payable and accrued liabilities	831,519	1,500	833,019
Net cash used in operating activities	(901,384)	(7,784)	(909,168)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	5,652,495	55,000	5,707,495
Net cash provided by financing activities	5,652,495	55,000	5,707,495

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights	(100,000)	-	(100,000)
Net cash used in investing activities	(100,000)	-	(100,000)

Change in cash during the period	4,651,111	47,216	4,698,327

Cash, beginning of period	47,216	-	-

Cash, end of period	$4,698,327	$47,216	$4,698,327

Cash paid for income taxes during the period	$-	$-

Supplemental Disclosure with respect to Cash flows (Note 10)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from March 23, 2006 (Date of Inception) to July 31, 2007
(Expressed in US dollars)

				Deficit
			Additional	Accumulated
	Number of		Paid-in	During the	Total
	common	Par	(distribution	Exploration	Stockholders’
	shares	Value	of) Capital	stage	Equity

Balance, March 23, 2006
(date of inception)	-	$-	$-	$-	$-
Shares issued:
Initial capitalization	60,000,000	60,000	(58,000)	-	2,000
Private placement	31,800,000	31,800	21,200	-	53,000
Net loss for the period	-	-	-	(9,134)	(9,134)

Balance, July 31, 2006	91,800,000	91,800	(36,800)	(9,134)	45,866
Shares issued:
Private placements (Note 5)	6,131,625	6,132	5,903,868	-	5,910,000
Acquisition of mineral rights (Note 5)	9,000,000	9,000	10,148,143	-	10,157,143
Shares returned to treasury (Note 5)	(56,000,000)	(56,000)	56,000	-	-
Share issue costs (Note 5)	-	-	(257,505)	-	(257,505)
Stock-based compensation (Note 5)	-	-	1,572,602	-	1,572,602
Net loss for the year	-	-	-	(3,323,417)	(3,323,417)

Balance, July 31, 2007	50,931,625	$50,932	$17,386,308	$(3,332,551)	$14,104,689

On January 23, 2007, the Company effected a 30:1 forward stock split of the authorized, issued and outstanding common stock (Note 5). All share and per share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007 (Expressed in US dollars)

1.	NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

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

Initial operations included capital formation, organization, target market identification and marketing plans. Management was planning to develop downloadable videos and a website for educational and instructional use by young teens. In January, 2007 the Company changed its primary business to that of mineral exploration in Wyoming and Texas, USA (Note 3).

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $3,332,551 since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

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
July 31, 2007 (Expressed in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss Per Share

The Company computes its net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the year ended July 31, 2007, potentially dilutive common shares relating to options and warrants outstanding totalling 5,555,000 (2006 - Nil) were not included in the computation of loss per share because the effect was anti-dilutive.

Mineral Rights and Mineral Property Interests

Mineral rights includes the cost of advance minimum royalty payments, the cost of capitalized property leases, and the cost of property acquired either by cash payment, the issuance of term debt or common shares. Expenditures for exploration on specific properties with no proven reserves are written off as incurred. Mineral rights will be amortized against future revenues or charged to operations at the time the related property is determined to have impairment in value.

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
July 31, 2007 (Expressed in US dollars)

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

In September 2006, the Securities Exchange Commissions (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

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
July 31, 2007 (Expressed in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In December 2006, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position Emerging Issues Task Force (“EITF”) Issue No. 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP No. EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. FSP No. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. The guidance in FSP No. EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to include scope exceptions for registration payment arrangements. FSP No. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. This pronouncement is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted. Retrospective application of the guidance in this FSP to financial statements for earlier interim or annual periods presented is not permitted.

The Company adopted the requirements of FSP EITF No. 00-19-2 during the year ended July 31, 2007 in respect to registration rights attached to certain private placements completed in the year (Note 11).

3.	MINERAL RIGHTS

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

The agreement contained certain conditions, including the Company’s raising $4,000,000 in an equity financing and the cancelling of 56,000,000 shares of common stock held by a Director of the Company (Note 5). Strathmore subsequently became a related party to the Company when its president was appointed a director of the Company.

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007 (Expressed in US dollars)

3.	MINERAL RIGHTS (continued)

The Company entered into an option and joint venture agreement with Strathmore Resources (US) Ltd., a related party under a common director, to explore, develop and mine the Jeep property located in Gas Hills, Freemont County, Wyoming. Under the agreement, the Company has sole and exclusive rights from Strathmore Resources (US) Ltd. to earn-in a 60% interest in the Jeep property in consideration of the Company’s incurring a total of $10,000,000 in expenditures on the Jeep property. The first expenditures in the amount of $250,000 must be met on or before September 29, 2008, with additional expenditures of: $1,250,000 to be expended during the twelve months ended September 29, 2009, $1,500,000 to be expended during the twelve months ended September 29, 2010, $2,000,000 to be expended during the twelve months ended September 29, 2011, $2,000,000 to be expended during the twelve months ended September 29, 2012 and $3,000,000 to be expended during the twelve months ended September 29, 2013. The agreement was effective July 31, 2007. The Company has recorded certain exploration expenditures made prior to July 31, 2007 under a binding letter of intent.

The Company entered into an option and joint venture agreement with Strathmore Resources (US) Ltd., a related party under a common director, to explore, develop and mine the Sky property located in West Gas Hills, Freemont County, Wyoming. Under the agreement, the Company has sole and exclusive rights from Strathmore Resources to earn-in a 60% interest in the Sky property in consideration of the Company incurring a total of $7,500,000 in expenditures, over four years, on the Sky property. The first expenditures in the amount of $500,000 must be met on or before September 29, 2008, with additional expenditures of: $2,000,000 to be expended during the twelve months ended September 29, 2009, $2,000,000 to be expended during the twelve months ended September 29, 2010 and $3,000,000 to be expended during the twelve months ended September 29, 2011 .The agreement was effective July 31, 2007. The Company has recorded certain exploration expenditures made prior to July 31, 2007 under a binding letter of intent.

Mineral rights are summarized as follows:

	July 31, 2007	July 31, 2006

Juniper Ridge
Balance at inception and beginning of period	$-	$-
Option cash payment	100,000	-
Issuance of 9,000,000 common shares	10,157,143	-
Balance, end of period	$10,257,143	$-

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007 (Expressed in US dollars)

3.	MINERAL RIGHTS (continued)

Mineral properties expenditures are summarized as follows:

		Inception
		(March 23,	Inception
		2006 ) to July	(March 23,
	Year Ended	July 31,	2006 ) to July
	July 31, 2007	2006	31, 2007

Juniper Ridge
Acquisition	$23,793	$-	$23,793
Camp and field supplies	6,533	-	6,533
Drilling	55,957	-	55,957
Geological and geophysical	158,918	-	158,918
Travel and accommodation	3,986	-	3,986
	249,187	-	249,187

Sky:
Assaying, testing and analysis	1,012	-	1,012
Camp and field supplies	14,989	-	14,989
Drilling	191,142	-	191,142
Geological and geophysical	86,504	-	86,504
Travel and accommodation	3,986	-	3,986
	297,633	-	297,633

Jeep:
Acquisition	10,098	-	10,098
Camp and field supplies	4,823	-	4,823
Drilling	30,398	-	30,398
Geological and geophysical	18,306	-	18,306
Travel and accommodation	3,986	-	3,986
	67,611	-	67,611

Texas Database:
Geological and geophysical	50,990	-	50,990
	50,990	-	50,990

	$665,421	$-	$665,421

4.	DUE TO STRATHMORE MINERALS CORP.

The Company owes funds to Strathmore Minerals Corp., a related company with which the Company has three option agreements, for drilling and testing work carried out on the three related properties.

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007 (Expressed in US dollars)

5.	COMMON STOCK

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

The Company paid $221,575 and issued 221,625 shares as finders’ fees in connection with the private placements of February 20 and 28, 2007. Additional issuance costs totalled $35,930 in connection with these private placements. The shares issued as finders’ fees had a fair value of $94,731.

On March 14, 2007, the Company issued 9,000,000 common shares at a value of $10,157,143 to acquire an option to earn an 80% interest in a mineral property (Note 3), based on the average closing price around the date the letter of intent was signed and the transaction was announced.

On March 14, 2007, the Company redeemed and cancelled 56,000,000 common shares from a director for no consideration. The shares were ascribed a value of $56,000 based on the initial issuance.

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

	Number of Share	Weighted
		Average
		Exercise Price

Balance at inception and July 31, 2006	-	$-
Issued	2,955,000	1.50
Balance at July 31, 2007	2,955,000	$1.50

At July 31, 2007, the following share purchase warrants were outstanding and exercisable:

Number of Shares	Exercise Price (C$)	Expiry Date

2,070,000	1.50	February 20, 2009
885,000	1.50	February 28, 2009
2,955,000

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007 (Expressed in US dollars)

5.	COMMON STOCK (continued)

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

As disclosed in the Summary of Significant Accounting Policies, the Company adopted SFAS No.123R commencing on August 1, 2006. Effective with the adoption of SFAS No.123R, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with SFAS No. 123R for employees, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non-employees is amortized over the contract services period or, if none exists, from the date of grant until the options vest. Compensation associated with unvested options granted to non-employees is re-measured on each balance sheet date using the Black-Scholes option pricing model.

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

Stock option transactions are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance at inception and July 31, 2006	-	$-
Granted	2,600,000	2.71
Balance at July 31, 2007	2,600,000	$2.71

The weighted average fair value per stock option granted during the year ended July 31, 2007 was approximately $2.26.

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007 (Expressed in US dollars)

5.	COMMON STOCK (continued)

Stock Options (continued)

At July 31, 2007, the following stock options were outstanding and exercisable:

Number of Options Outstanding	Exercise Price	Aggregate Intrinsic Value Closing Price	Expiry Date	Number of Options Exercisable	Aggregate Intrinsic Value Closing Price

2,225,000	$2.70	$-	March 16, 2012	556,250	$-
100,000	$3.05	$-	April 13, 2012	25,000	$-
200,000	$3.00	$-	April 24, 2012	50,000	$-
75,000	$1.85	$18,000	June 15, 2012	18,750	$4,500
2,600,000		$18,000		650,000	$4,500

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $2.09 per share as of July 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of July 31, 2007 was 18,750. As of July 31, 2007, 650,000 outstanding options were vested and exercisable, and the weighted average exercise price was $2.71. The total intrinsic value of options exercised during the year ended July 31, 2007 was $Nil.

There was no comparable information for the prior period as the Company did not previously grant any stock options.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of July 31, 2007.

		Weighted Average
		Grant-Date Fair
	Number of Options	Value

Non-vested options at inception and at July 31, 2006	-	$-
Granted	2,600,000	$2.26
Vested	(650,000)	$2.26
Cancelled/forfeited	-	$-
Non-vested options at April 30, 2007	1,950,000	$2.26

At July 31, 2007, there was unamortized compensation expense of $4,309,063 (July 31, 2006 – $Nil) relating to the outstanding unvested options. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 4.5 years.

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007 (Expressed in US dollars)

5.	COMMON STOCK (continued)

Stock-based Compensation

The fair value of stock options granted during the year ended July 31, 2007 was $5,881,665 (July 31, 2006 - $Nil) which is being recognized over the options vesting periods. Total stock-based compensation recognized during the year ended July 31, 2007 was $1,572,602 (July 31, 2006 - $Nil) which has been recorded in the Statements of Operations with corresponding additional paid-in capital recorded in stockholders' equity:

		Inception	Inception
		(March 23,	(March 23,
	Year Ended July	2006) to July	2006) to July 31,
	31, 2007	31, 2006	2007

Expenses:
Consulting fees	$300,637	$-	$300,637
Management fees	1,271,965	-	1,271,965
Total stock-based compensation expense	$1,572,602	$-	$1,572,602

The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted:

Year Ended
July 31, 2007

Risk-free interest rate	3.99%
Expected life of options (years)	5.0
Expected volatility	119%
Dividend rate	0%

6.	RELATED PARTY TRANSACTIONS

The Company paid or accrued management fees of $9,000 to an officer of the Company (2006 - $Nil) and $1,200 to a director of the Company (2006 - $Nil). These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007 (Expressed in US dollars)

7.	SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests.

Geographic information is as follows:

	July 31, 2007	July 31, 2006

Identifiable assets
Canada	$4,700,816	$-
United States	10,327,313	47,366
	$15,028,129	$47,366

		Inception
		(March 23,
	Year Ended	2006) to July 31,
	July 31, 2007	2006

Loss for the year
Canada	$1,478,553	$-
United States	1,844,864	9,134
	$3,323,417	$9,134

8.	INCOME TAXES

The significant components of the Company's future income tax assets are as follows:

	July 31, 2007	July 31, 2006

Deferred income tax assets:
Non-capital loss carry forwards	$131,012	$3,106
Resource expenditures	226,243	-
Valuation allowance	(357,255)	(3,106)

Net deferred income tax assets	$-	$-

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007 (Expressed in US dollars)

8.	INCOME TAXES (continued)

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

		Inception
		(March 23,
	Year Ended	2006) to July 31,
	July 31, 2007	2006

Loss for the period	$(3,323,417)	$(9,134)
Statutory rate	34.0%	34.0%
Benefit from net loss	(1,129,962)	(3,106)
Non-deductible stock option compensation	775,813	-
Increase (decrease) in valuation allowance	354,149	3,106

Income taxes expenses for the period	$-	$-

The Company has available for deduction against future taxable income non-capital losses of approximately $380,000 in the United States. These losses, if not utilized, will expire through 2027.

9.	FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, receivables, accounts payable and accrued liabilities and due to Strathmore Minerals Corp. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted. The Company is exposed to currency risk by incurring certain expenditures in currencies other than the Canadian dollar. The Company does not use derivative instruments to reduce this currency risk.

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007 (Expressed in US dollars)

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Significant non-cash transactions for the year ended July 31, 2007 consisted of:

The issuance of 9,000,000 common shares pursuant to an option and joint venture agreement wherein the Company acquired sole and exclusive rights to earn-in an 80% interest in the Juniper Ridge project located in Wyoming, USA. The fair value of the shares issued was estimated to be $10,157,143. (Note 3)

The issuance of 221,625 common shares was for finders’ fees in connection with two private placements (Note 5). The fair value of the shares issued was estimated to be $94,731.

There were no non-cash transactions during the period from March 23, 2006 (date of inception) to July 31, 2006.

11.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Pursuant to the terms of private placements completed during the year ended July 31, 2007, the Company agreed to use its best efforts, within 180 days of closing, to register with the SEC common shares issued in connection with the two private placements. In the event the registration statements are not filed by the scheduled filing deadline or is not declared effective by the SEC, then as partial relief for the damages to any holder, the Company will pay as a liquidated damage to the holder an amount equal to 2% of the amount invested to a maximum of six months for each month that the shares remain unregistered.

The Company has not filed or made effective a registration statement underlying the private placements and has not obtained a waiver of the holders’ rights in respect of these agreements. Accordingly, the maximum penalty of $709,200 has been accrued in these financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On June 1, 2007, we decided to engage new auditors as our independent accountants to audit our financial statements. Our Board of Directors approved the change of accountants to BDO Dunwoody LLP. Accordingly, we dismissed Moore & Associates, on June 1, 2007.

During our most recent fiscal year, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Moore & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. The report on the financial statements prepared by Moore & Associates, for the last fiscal year did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principals except that Moore & Associates, expressed in their report substantial doubt about our ability to continue as a going concern.

We have engaged the firm of BDO Dunwoody LLP, as of June 1, 2007. During the last two fiscal years and subsequent interim periods preceding their engagement, BDO Dunwoody LLP was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements ..

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being July 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our company’s disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company and our subsidiary is recorded, processed and reported in a timely manner.

Our company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with generally accepted account principles, unauthorized receipts and expenditures, or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company’s small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers and also require two signatures on significant payments. As of July 31, 2007, our company’s Chief Executive Officer and Chief Financial Officer conclude that our company’s system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our company’s internal controls or in other factors that could significantly affect these controls during the most recent quarter ended July 31, 2007, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at July 31, 2007, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
William Tafuri	President, Secretary, Treasurer and a Director	66	January 16, 2007
H. Richard Klatt	Director	71	February 9, 2007
Robert A. Rich	Director	61	March 2, 2007
David Miller	Director	54	March 29, 2007
Hamish Malkin	Chief Financial Officer	61	April 24, 2007

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

William Tafuri, President, Secretary, Treasurer and Director

Mr. Tafuri is a registered professional geologist. Mr. Tafuri has over thirty years of diverse mining experience in precious and base metals, including management positions for major international mining companies.

Since 2004, Mr. Tafuri has served as the Vice President and Director of Operations for Centrasia Mining Corp, company listed on the TSX-Venture Exchange (TSX-V: CTM). During this time he has managed exploration projects throughout the western USA and Central Asia.

Since 2001, Mr. Tafuri has served as a consultant providing geologist services. During this time he managed coal exploration projects in Wyoming for Norwest Corporation. Additionally, he served as a consultant to private investors, evaluating mining properties in Kazakhstan and the western United States.

Mr. Tafuri received a PhD in Geology from the University of Utah, Salt Lake City, Utah. He also received a Masters of Science degree in Geology and a Bachelors of Science degree in Geology at the University of Nevada, Reno, Nevada.

H. Richard Klatt, Director

Mr. Klatt is a registered professional geologist. Mr. Klatt has developed and implemented exploration programs for precious and base metals, and other commodities for over 35 years in the United States, Canada, Mexico and Panama. From 2004 to 2006, Mr. Klatt served as a consultant providing mineral exploration geologist services. During this time he completed extensive lithology-logging for base and precious metals for a drill program at the south rim of the Bingham copper mine in Utah for Grand Central Silver Mines located in Carrollton, Texas. In mid-2006, he directed a 2,100 feet diamond drilling program for gold and cobalt in the Belt-Percell basin located in eastern Idaho, for Salmon River Resources of Vancouver, British Columbia. In mid-2006, he completed a 6,000 feet diamond drilling program for zinc in western Utah for Franconia Minerals Corp. located in Spokane, Washington. In early 2006, he directed a 6,000 m rotary drilling program for uranium in Western Colorado for U.S. Energy of Riverton, Wyoming. In early 2005, he researched opportunity for development of uranium resources in selected regions for Kennecott Exploration Company of Salt Lake City, Utah. In early 2004, he oversaw initial development drilling for vein-hosted base metals in the Zacatecas district, Zacatecas, Mexico, for Capstone Gold of Vancouver, British Columbia.

From 2000 to 2003, Mr. Klatt performed economic geology research. He pursued the study of the geology of platinum-group metals in anticipation of increasing future demand for these metals and subsequently assembled a comprehensive database of the geology of conventional and unconventional platinum-group metals and their global distribution that is self-published and sold in CD-ROM format as a guide for platinum-group exploration. Reviewed the geology of Mexico and identified exotic tectonostratigraphic terranes comprising Mexico that are permissive for discovery of gold and platinum and created a database of this information as a guide for exploration.

Mr. Klatt received a Bachelor of Science degree in Geology at the University of Illinois, Urbana, Illinois. He also completed course work in Carbonate Petrology at the University of Utah, Salt Lake City, Utah.

Robert A. Rich, Director

From 1988 to the present Dr. Rich has been the President of Rich Associates, Inc. in Orleans, Massachusetts where he provides marketing & sales, contracting procurement, market analysis and company/property evaluation services in the areas of nuclear power and nuclear fuel commodities.

From 1985-1987 Dr. Rich was the Executive Vice President of Edlow International Company in Washington, DC in which he managed the day-to-day business of a company specializing in nuclear transport management, nuclear fuel consulting, information and sales representative services.

From 1976-1984 Dr. Rich was a Uranium Geologist and a Manager in Framingham, Massachusetts for Yankee Atomic Electric Company. During this time he developed and managed uranium exploration projects in northeast US from conception through drilling and data interpretation as well as evaluated numerous US and Canadian exploration/development acquisition or joint venture proposals. He was also responsible for negotiating joint venture agreements, mineral leases and for managing a group responsible for buying uranium, conversion, enrichment and spent fuel disposal services for nuclear power plants and nuclear transportation.

Dr. Rich received a PhD and MA is Geological Sciences from Harvard University in 1975 and 1970 respectively

David Miller, Director

From 1999 to the present Mr. Miller has been the President of Miller and Associates, LLC in Riverton, Wyoming where he is involved in the research acquisition, exploration, consulting and development of energy and mineral resources in the United States.

From 2004 to the present Mr. Miller has acted as a consultant on uranium project acquisition, development and mine planning for Strathmore Minerals Corp. in Riverton, Wyoming. Mr. Miller has also been a representative from House District 55 for the Wyoming Legislature from 2001 to the present. Mr. Miller is also the President, Chief Operating Officer and a director of Strathmore Minerals Corp. (Parent Company of Strathmore Resources (US) Ltd.

Mr. Miller received a BSc in Geology from the University of Missouri – Columbia in 1975.

Hamish Malkin, Chief Financial Officer

Mr. Malkin has been self employed since April, 2003, providing chief financial officer services on a contract basis. Prior to being self employed Mr. Malkin was the CFO of Trivalence Mining Corporation from January 1997 to March 2003. Mr. Malkin is a Chartered Accountant and a member of the Canadian Institute of Chartered Accountants and the Institute for Chartered Accountants of British Columbia. Prior to 1997, Mr. Malkin held senior financial positions in the entertainment and commercial real estate industries. Mr. Malkin is also currently the chief financial officer of Entrée Gold Inc. (TSX: ETG; AMEX: EGI; Frankfurt: EKR), a Canadian company reporting in both the United States and Canada, the chief financial officer of Argentex Mining Corporation, UC Resources Ltd.

(AGXM:OBTSXV: UC), a US and Canadian reporting company and the Chief Financial Officer of American Uranium Corporation (AUUM.OB), a US reporting company.

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee and Audit Committee Financial Expert

We have an audit committee and audit committee charter. Our audit committee is independent as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended and is presently comprised of Robert A. Rich (Chair), H. Richard Klatt and David R. Miller. A copy of our audit committee charter is attached to this Annual Report. The Audit Committee represents the Board of Directors in discharging its responsibility relating to the accounting, reporting and financial practices of the Company and its subsidiaries, and has general responsibility for oversight of internal controls, accounting and audit activities and legal compliance of the Company and its subsidiaries. However, the Audit Committee’s function is one of oversight only and shall not relieve the Company’s management of its responsibilities for preparing financial statements which accurately and fairly present the Company’s financial results and conditions or the responsibilities of the independent accountants relating to the audit or review of financial statements.

Currently we do not have a member in our Board of Directors who is considered as a “audit committee financial expert” as defined by applicable rules of the SEC.

Nominating Committee

We have nominating committee. Our nominating committee is presently comprised of Robert A. Rich (Chair), H. Richard Klatt and David R. Miller. A copy of our nominating committee charter is attached to this Annual Report. The purpose of the Committee is to:

1.

Identify individuals qualified to become directors on the Board of the Company or any of its committees, consistent with criteria approved by the Board, and to select, or to recommend that the Board select, such director nominees, whether at the next annual meeting of the shareholders or otherwise.

2.

Periodically evaluate the qualifications and independence of each director on the Board or its various committees and recommend to the Board, as the Committee may deem appropriate, any recommended changes in the composition of the Board or any of its committees.

3.	Develop and recommend to the Board corporate governance principles applicable to the Company.

4.	Annually assess the performance of the Board.

5.	Take such other actions within the scope of this Charter as the Board may assign to the Committee from time to time or as the Committee deems necessary or appropriate.

The Committee will primarily fulfill these responsibilities by carrying out the activities enumerated in Section VII below of this Charter.

The basic responsibility of the directors of the Committee is to exercise their business judgment to act in what they reasonably believe to be in the best interests of the Company and its shareholders. In discharging that responsibility, the Committee should be entitled to rely on the honesty and integrity of the Company’s senior executives and its outside advisors and auditors, to the extent it deems necessary or appropriate.

Code Of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached to this report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
William Tafuri	None	None	N/A
H. Richard Klatt	1	1	N/A
Robert A. Rich	None	None	N/A
David Miller	1	1	N/A
Hamish Malkin	1	1	N/A

Item 10. Executive Compensation.

The particulars of compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended July 31, 2007; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our year ended July 31, 2007, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
William Tafuri President, CFO & Secretary	2007	Nil	Nil	Nil	281,460	Nil	Nil	Nil	281,463
Hamish Malkin CFO	2007	Nil	Nil	Nil	125,231	Nil	Nil	9,000	134,231
Bijan Jiany[1] former Secretary, Treasurer & CFO(1)	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
David Heel(2) former President	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Jiany resigned as a director and officer on January 16, 2007
(2)	Mr. Heel resigned as a director and officer on February 16, 2007
(3)

The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 5 to our financial statements included in this Annual Report.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at July 31, 2007, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers except as listed below. Our stock options vest 25% on the date of grant with 25% vesting at the end of each succeeding year for three years after the grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
William Tafuri President, CEO, Secretary & Director	125,000	375,000	Nil	$2.70	Mar 16/2012	Nil	Nil	Nil	Nil
Hamish Malkin, CFO.	50,000	150,000	Nil	$3.00	Apr 24,2012	Nil	Nil	Nil	Nil
Bijan Jiany, former Secretary, Treasurer and CFO	Nil	Nil	Nil	N/A	N/A	Nil	Nil	Nil	Nil

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Heel, former President	Nil	Nil	Nil	N/A	N/A	Nil	Nil	Nil	Nil

Aggregated Options Exercised in the Year Ended July 31, 2007 and Year End Option Values

There were no stock options exercised during the year ended July 31, 2007.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended July 31, 2007.

Director Compensation

The particulars of compensation paid to our directors for our year ended July 31, 2007, is set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
William Tafuri	Nil	Nil	281,460	Nil	Nil	Nil	281,460
H. Richard Klatt	Nil	Nil	281,460	Nil	Nil	Nil	281,460
Robert A. Rich	Nil	Nil	281,460	Nil	Nil	Nil	281,460
David Miller	Nil	Nil	281,460	Nil	Nil	Nil	281,460

During the fiscal year ended July 31, 2007, there were no standard or other arrangements pursuant to which any of our directors were compensated for services provided in their capacity as directors. During the year ended July 31, 2007, we granted 500,000 stock options to each of our four directors, exercisable at $2.70 per share until expiry in March 16, 2012. These stock options vest 25% on the date of grant with 25% vesting at the end of each succeeding year for three years after the grant.

We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue additional stock options to such persons in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Employment Contracts

Other than as described below, we are not party to any employment contracts with our directors and officers.

On April 24, 2007, we entered into an Employment Agreement with Hamish Malkin. Pursuant to the Employment Agreement we have agreed to pay Mr. Malkin the sum of $3,000 per month and to grant Mr. Malkin 200,000 incentive stock options at an exercise price of $3.00 per share, exercisable for a period of 5 years.

2007 Stock Option Plan

On May 10, 2007, we established our 2007 Stock Option Plan (the “2007 Plan”). The purpose of the 2007 Plan is to enhance the long-term stockholder value of the Company by offering opportunities to our directors, officers, employees and eligible consultants and any entity that directly or indirectly is in control of or is controlled by the Company (a “Related Company”) to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service or a Related Company.

The 2007 Plan is administered by our Board of Directors or by a committee of two or more non-employee directors appointed by our Board of Directors (the "Plan Administrator"). Subject to the provisions of the 2007 Plan, the Plan Administrator has full and final authority to grant the awards of stock options and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto. Options granted under the 2007 Plan may be either "incentive stock options," which qualify for special tax treatment under the Internal Revenue Code of 1986, as amended, (the "Code"), nonqualified stock options or restricted shares.

All of our employees and members of our Board of Directors are eligible to be granted options. Individuals who have rendered or are expected to render advisory or consulting services to us are also eligible to receive options. The maximum number of shares of our Common Stock with respect to which options or rights may be granted under the 2007 Plan to any participant is 5,000,000 shares.

The exact terms of the option granted are contained in an option agreement between us and the person to whom such option is granted. Eligible employees are not required to pay anything to receive options. The exercise price for incentive stock options must be no less than the fair market value of the Common Stock on the date of grant. The exercise price for nonqualified stock options is determined by the Plan Administrator in its sole and complete discretion. An option holder may exercise options from time to time, subject to vesting. Options will vest immediately upon death or disability of a participant and upon certain change of control events.

The Plan Administrator may amend the 2007 Plan at any time and in any manner, subject to the following: (1) no recipient of any award may, without his or her consent, be deprived thereof or of any of his or her rights thereunder or with respect thereto as a result of such amendment or termination; and (2) any outstanding incentive stock option that is modified, extended, renewed, or otherwise altered must be treated in accordance with Section 424(h) of the Code.

All awards granted under the 2007 Plan expire 10 years from the date of grant, or such shorter period as is determined by the Plan Administrator. No option is exercisable by any person after such expiration. If an award expires, terminates or is cancelled, the shares of our Common Stock not purchased thereunder may again be available for issuance under the 2007 Plan.

We have not yet filed a registration statement under the Securities Act of 1933 to register the shares of our Common Stock reserved for issuance under the 2007 Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of October 12, 2007, there were 50,931,625 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of October 12, 2007 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class[1]
Directors and Officers
H. Richard Klatt 951 East 8800 South Sandy, UT 84094	525,000[2]	Direct	1.03%
David Miller 131 Davis Lane Riverton WY 82901	165,000[3]	Direct	0.21%
Robert Rich 5 locust Road Orleans MA 02653	725,000[4]	Direct	1.42%
William Tafuri 5020 N. Silver Springs Road Park City, UT 84098	2,225,000[5]	Direct	4.37%
Hamish Malkin 1564 Eaglecliff Road, RR1 Bowen Is, BC V0N 1G0	50,000[6]	Direct	0.10%
Directors and Executive Officers as a Group	3,632,500		7.13%
Holders of More than 5% of our Common Stock
Cede & Co Box #20 Bowling Green Station New York, NY 10004	28,179,450	Direct	55.33%
Strathmore Minerals Corp. 700-1620 Dickenson Avenue Kelowna BC V1Y 9Y2	9,000,000	Direct	17.7%

1 Percentage of ownership is based on 50,931,625 common shares issued and outstanding as of October 12, 2007
2 Total includes 400,000 common shares and 125,000 stock options exercisable within 60 days;
3 Total includes 40,000 common shares and 125,000 stock options exercisable within 60 days;
4 Total includes 600,000 common shares and 125,000 stock options exercisable within 60 days;
5 Total includes 2,100,000 common shares and 125,000 stock options exercisable within 60 days;
6 Total includes 50,000 stock options exercisable within 60 days;

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

On April 24, 2007, we entered into an Employment Agreement with Hamish Malkin. Pursuant to the Employment Agreement we have agreed to pay Mr. Malkin the sum of $3,000 per month and to grant Mr. Malkin, 200,000 incentive stock options at an exercise price of $3.00 per share, exercisable for a period of 5 years.

We have entered into joint venture agreements with Strathmore Minerals Corp. and its US subsidiary Strathmore Resources (US) Ltd. for the acquisition of our interests in the Jeep, Sky and Juniper Ridge Projects described above under “Description of Property”. Strathmore presently holds 9,000,000 shares of our common stock representing 17.7% of our issued and outstanding common stock. David Miller, a member of our board of directors also serves as President, Chief Operating Officer and as a Director of Strathmore Minerals Corp.

Item 13. Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on September 22, 2006)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on September 22, 2006)
3.3	Articles of Merger filed with the Secretary of State on January 12, 2007 and which is effective January 23, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2007)
3.4	Certificate of Change filed with the Secretary of State of Nevada on January 12, 2007 and which is effective January 23, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2007)
10.1	Agreement between our company and Strathmore Minerals Corp. dated January 29, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on January 30, 2007)
10.2	Form of Overseas Subscription Agreement (incorporated by reference from our Current Report on Form 8- K, filed on February 22, 2007)
10.3	Form of US Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2007)
10.4	Option and Joint Venture Agreement dated March 14, 2007 between our company and Strathmore Minerals Corp. (incorporated by reference from our Current Report on Form 8-K, filed on March 16, 2007)
10.5	Letter of Intent dated April 5, 2007 between our company and Strathmore Minerals Corp. (incorporated by reference from our Current Report on Form 8-K, filed on April 10, 2007)

Exhibit
Number	Description
10.6	Letter of Intent dated April 12, 2007 between our company and Strathmore Minerals Corp. (incorporated by reference from our Current Report on Form 8-K, filed on April 19, 2007)
10.7	Stock Option Agreement dated April 24, 2007 with Hamish Malkin (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2007)
10.8	Employment Agreement dated April 24, 2007 with Hamish Malkin (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2007)
10.9	Investor Relations Agreement with Carson Seabolt dated June 15, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on July 12, 2007)
10.10	Amended Letter of Intent with Strathmore Resources (US) Ltd. dated July 23, 2007 regarding the Jeep Project (incorporated by reference from our Current Report on Form 8-K, filed on July 31, 2007)
10.11	Amended Letter of Intent with Strathmore Resources (US) Ltd. dated July 23, 2007 regarding the Sky Project (incorporated by reference from our Current Report on Form 8-K, filed on July 31, 2007)
10.12	Stock Option Plan (incorporated by reference from our Current Report on Form 8-K, filed on July 31, 2007)
14.1*	Code of Ethics
16.1	Letter on change in certifying accountant (incorporated by reference from our Current Report on Form 8-K, filed on June 14, 2007 and amended on July 12, 2007)
31.1*	CEO Section 302 Certification under Sarbanes-Oxley Act of 2002
31.2*	CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	CEO Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.2*	Audit Committee Charter
99.3*	Nominating Committee Charter
*Filed herewith

Item 14. Principal Accountant Fees and Services

Audit Fees

On June 1, 2007, our board of directors approved the appointment of BDO Dunwoody LLP as our independent accountants to audit our financial statements and dismissed Moore & Associates as our independent accountants. The aggregate fees billed by BDO Dunwoody LLP for the two most recently completed fiscal years ended July 31, 2007 and July 31, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2007	Year Ended July 31, 2006
Audit Fees	$ 79,700	Nil
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$79,700	$Nil

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

We do not use BDO Dunwoody LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage BDO Dunwoody LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before BDO Dunwoody LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or
  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by BDO Dunwoody LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining BDO Dunwoody LLP’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YELLOWCAKE MINING INC.

By	/s/ William Tafuri
William Tafuri
President and Chief Executive Officer
(Principal Executive Officer)
Date:	November 8, 2007

By	/s/ Hamish Malkin
Hamish Malkin
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
Date:	November 8, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ William Tafuri
William Tafuri
President and Chief Executive Officer
(Principal Executive Officer)
Date:	November 8, 2007

By	/s/ Hamish Malkin
Hamish Malkin
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
Date:	November 8, 2007

By	_________________
David Miller
Director
Date:	________________

By	/s/ Robert A. Rich
Robert A. Rich
Director
Date:	November 8, 2007

By	/s/ H. Richard Klatt
H. Richard Klatt
Director
Date:	November 8, 2007