Form 10QSB
period 2007-10-31
YELLOWCAKE MINING INC.
filed 2007-12-17
CIK 1375483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission File No. 000-52293

YELLOWCAKE MINING INC.
(Exact name of small business issuer as specified in its charter)

Nevada	83-0463005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 – 1166 |Alberni St., Vancouver, B. C., Canada V6E 3Z3
(Address of principal executive offices)

604-685-4048
(Issuer’s telephone number)

300-1155 West Hastings St., Vancouver, B.C. V6E 2E9
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [   ]   No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)
of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of December 12, 2007, there were 50,931,625 shares of common stock, par value
$0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YELLOWCAKE MINING INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Unaudited)
(Expressed in United States Dollars)

OCTOBER 31, 2007

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in US dollars)

	October 31,	July 31,
	2007	2007
	(Unaudited)

ASSETS

Current
Cash	$4,022,152	$4,698,327
Receivables	2,849	2,489
Prepaid expenses	80,170	70,170

Total current assets	4,105,171	4,770,986

Mineral rights (Note 4)	10,257,143	10,257,143

Total assets	$14,362,314	$15,028,129

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 10)	$946,389	$833,019
Due to Strathmore Minerals Corp. (Note 5)	180,971	90,421
	1,127,360	923,440

Stockholders’ Equity

Common stock, 750,000,000 shares authorized with
a par value of $0.001 (issued: October 31, 2007 –
50,931,625; July 31, 2007 – 50,931,625)	50,932	50,932
Additional paid-in capital	17,430,413	17,386,308
Deficit accumulated during the exploration stage	(4,246,391)	(3,332,551)

Total stockholders’ equity	13,234,954	14,104,689

Total liabilities and stockholders’ equity	$14,362,314	$15,028,129

Nature of Operations and Ability to Continue as a Going Concern (Note 2)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in US dollars)
(Unaudited)

	Three	Three	Inception
	months	months	(March 23,
	ended	ended	2006 ) to
	October 31,	October 31,	October 31,
	2007	2006	2007

Expenses
Consulting fees (Note 6)	$72,105	$-	$419,007
General and administrative	6,955	4,707	88,176
Investor relations and communication	102,176	200	205,582
Management fees (Note 7)	20,250	-	1,292,215
Mineral property interests (Note 4)	712,441	-	1,377,862
Financing costs (Note 10)	-	-	709,200
Professional fees	49,341	7,000	243,694

Loss from operations	(963,268)	(11,907)	(4,335,736)
Interest income	49,428	-	89,345

Net Loss	$(913,840)	$(11,907)	$(4,246,391)

Basic and diluted loss per share	$(0.02)	$(0.00)

Weighted average number of shares outstanding	50,931,625	91,800,000

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited)

	Three	Three	Inception
	months	months	(March 23,
	ended	ended	2006) to
	October 31,	October 31,	October 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(913,840)	$(11,907)	$(4,246,391)
Adjustments to reconcile net loss to cash used in
operating activities:
Stock-based compensation (Note 6)	44,105	-	1,616,707
Changes in assets and liabilities:
Receivables	(360)	-	(2,849)
Prepaid expenses	(10,000)	(150)	(80,170)
Due to Strathmore Minerals Corp.	90,550	-	180,971
Accounts payable and accrued liabilities	113,370	1,500	946,389
Net cash used in operating activities	(676,175)	(10,557)	(1,585,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	-	-	5,707,495
Net cash provided by financing activities	-	-	5,707,495

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights	-	-	(100,000)
Net cash used in investing activities	-	-	(100,000)

Increase (decrease) in cash during the period	(676,175)	(10,557)	4,022,152

Cash, beginning of period	4,698,327	47,216	-

Cash, end of period	$4,022,152	$36,659	$4,022,152

Cash paid for interest and income taxes during the period	$-	$-

Supplemental Disclosure with respect to Cash flows (Note 9)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from March 23, 2006 (Date of Inception) to October 31, 2007
(Expressed in US dollars)
(Unaudited)

				Deficit
				Accumulated
	Number of		Additional	during the	Total
	common	Par	Paid-in	Exploration	Stockholders’
	shares	Value	Capital	stage	Equity

Balance, March 23, 2006
(date of inception)	-	$-	$-	$-	$-
Shares issued:
Initial capitalization	60,000,000	60,000	(58,000)	-	2,000
Private placement	31,800,000	31,800	21,200	-	53,000
Net loss for the period	-	-	-	(9,134)	(9,134)

Balance, July 31, 2006	91,800,000	91,800	(36,800)	(9,134)	45,866
Shares issued:
Private placements (Note 6)	6,131,625	6,132	5,903,868	-	5,910,000
Acquisition of mineral rights (Note 6)	9,000,000	9,000	10,148,143	-	10,157,143
Shares returned to treasury (Note 6)	(56,000,000)	(56,000)	56,000	-	-
Share issue costs (Note 6)	-	-	(257,505)	-	(257,505)
Stock-based compensation (Note 6)	-	-	1,572,602	-	1,572,602
Net loss for the year	-	-	-	(3,323,417)	(3,323,417)

Balance, July 31, 2007	50,931,625	50,932	17,386,308	(3,332,551)	14,104,689
Stock-based compensation (Note 6)	-	-	44,105	-	44,105
Net loss for the period	-	-	-	(913,840)	(913,840)
Balance, October 31, 2007	50,931,625	$50,932	$17,430,413	$(4,246,391)	$13,234,954

On January 23, 2007, the Company effected a 30:1 forward stock split of the authorized, issued and outstanding common stock (Note 6). All share and per share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
October 31, 2007
(Expressed in US dollars)

1.	BASIS OF PRESENTATION

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended July 31, 2007. The results of operations for the three-month period ended October 31, 2007 are not necessarily indicative of the results to be expected for the year ending July 31, 2008.

2.	NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

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

Initial operations included capital formation, organization, target market identification and marketing plans. Management was planning to develop downloadable videos and a website for educational and instructional use by young teens. In January, 2007 the Company changed its primary business to that of mineral exploration in Wyoming and Texas, USA (Note 4).

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $4,246,391 since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements follow the same significant accounting principles as those outlined in the notes to the audited financial statements for the year ended July 31, 2007

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
October 31, 2007
(Expressed in US dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than- not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006.

On August 1, 2007, the Company adopted FIN 48, regarding accounting for uncertainty in tax positions. The Company remains subject to examination of income tax filings in the United States and various state jurisdictions for periods since its inception in 2006. The Company has also determined that it is subject to examination in Canada for all prior periods due to the Company’s continued loss position in such jurisdictions. Material tax positions were examined under the more- likely-than-not guidance provided by FIN 48. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to general and administrative expense.

As a result of the FIN 48 assessment, the Company concluded that it has not taken any uncertain tax positions on any of its open tax returns that would materially distort the Company’s financial statements. There was no material cumulative effect of adopting FIN 48 on the Company’s financial statements as of August 1, 2007.

4.	MINERAL RIGHTS

On March 14, 2007, the Company entered into an option and joint venture agreement with Strathmore Minerals Corp. (“Strathmore”) on the Baggs, Juniper Ridge Project properties located in Wyoming. The Company will be granted sole and exclusive rights to earn-in an 80% interest in the properties. Under the terms of the agreement, the Company must make cash payments of $500,000 in various stages as follows: $100,000 upon closing of the option agreement (paid) and $100,000 on each of the first, second, third and fourth anniversary. The Company also issued 9,000,000 shares of common stock to Strathmore upon closing of the agreement (issued). The Company must also incur expenditures of $1,600,000 per year for a period of 5 years for a total commitment of $8,000,000. The Company will earn 40% of the optioned interest upon spending $4,000,000. The Company will earn the remaining 40% of the optioned interest by spending an additional $4,000,000 during the 5-year term and by paying a royalty of 3% on the optioned portion on all future production. The Company will also finance the evaluation of the Strathmore Texas Database regarding uranium prospects in Texas by paying $25,000 on closing of the agreement (paid), spending $440,000 for a minimum of one year to finance the cost of evaluating the Texas Database, and incurring the first $500,000 in costs to acquire mining leases to any properties identified from the evaluation. Subsequently, the Company and Strathmore Minerals Corp. will be 50/50 partners in the development of the identified targets resulting from the database. The agreement contained certain conditions, including the Company’s raising $4,000,000 in an equity financing and the cancelling of 56,000,000 shares of common stock held by a Director of the Company (Note 6). Strathmore

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
October 31, 2007
(Expressed in US dollars)

4.	MINERAL RIGHTS (continued)

subsequently became a related party to the Company when its president was appointed a director of the Company.

The Company entered into an option and joint venture agreement with Strathmore Resources (US) Ltd., a related party under a common director, to explore, develop and mine the Jeep property located in Gas Hills, Freemont County, Wyoming. Under the agreement, the Company has sole and exclusive rights from Strathmore Resources (US) Ltd. to earn- in a 60% interest in the Jeep property in consideration of the Company’s incurring a total of $10,000,000 in expenditures on the Jeep property. The first expenditures in the amount of $250,000 must be met on or before September 29, 2008, with additional expenditures of: $1,250,000 to be expended during the twelve months ended September 29, 2009, $1,500,000 to be expended during the twelve months ended September 29, 2010, $2,000,000 to be expended during the twelve months ended September 29, 2011, $2,000,000 to be expended during the twelve months ended September 29, 2012 and $3,000,000 to be expended during the twelve months ended September 29, 2013. The agreement was effective July 31, 2007. The Company has recorded certain exploration expenditures made prior to July 31, 2007 under a binding letter of intent.

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

On October 3, 2007, the Company entered into a letter of intent (“LOI”) with American Nuclear Fuels (Colorado) LLC (“ANF”) to acquire an interest in certain uranium properties located in Gateway, CO (the “Properties”) owned by Beck Mining Enterprises LLC, BeckWorth Corporation, Bedrock Development LLC, Eagle Venture Group LLC and Bruce Beck (collectively the “Vendors”). Pursuant to the terms of the LOI, the Company agreed to make a non-refundable payment of $125,000 [paid] to ANF, in consideration of which ANF has agreed among other things to:

	(a)	“stand still” for a 60 day period with respect to Properties and enter into standstill agreements with the Vendors and assign its interest in those agreements to us;

(b)

negotiate the terms of a definitive agreement along with the Vendors for the acquisition of the Properties using term sheet attached as a schedule to the LOI as a general basis for negotiation of the acquisition; and

	(c)	provide the Company with sufficient due diligence materials to make a decision as to whether to proceed with the acquisition of the Properties.

Pursuant to the terms of the LOI, on October 3, 2007, ANF entered into “stand still” agreements with each of the Vendors whereby each of the Vendors agreed to “stand still” with respect to their mineral claims and not offer the properties for sale to any other party until December 3, 2007 which date was subsequently extended to December 17, 2007. On October 10, 2007, ANF and the Company entered into an assignment agreement pursuant to which ANF assigned its interest in the standstill agreements with each of the Vendors to the Company.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
October 31, 2007
(Expressed in US dollars)

Mineral rights are summarized as follows:

	October 31, 2007	July 31, 2007

Juniper Ridge:
Balance at inception and beginning of period	$-	$-
Option cash payment	100,000	100,000
Issuance of 9,000,000 common shares	10,157,143	10,157,143
Balance, end of period	$10,257,143	$10,257,143

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
October 31, 2007
(Expressed in US dollars)

4.	MINERAL RIGHTS (continued)

Mineral properties expenditures are summarized as follows:

	Three	Three	Inception
	months	months	(March 23,
	ended	ended	2006) to
	October 31,	October 31,	October 31,
	2007	2006	2007

Juniper Ridge
Acquisition	$33,168	$-	$56,961
Camp and field supplies	2,060	-	8,593
Drilling	-	-	55,957
Geological and geophysical	127,553	-	286,471
Travel and accommodation	48	-	4,034
	162,829	-	412,016
Sky:
Acquisition	6,875	-	6,875
Assaying, testing and analysis	12,315	-	13,327
Camp and field supplies	4,734	-	19,723
Drilling	128,716	-	319,858
Geological and geophysical	50,018	-	136,522
Travel and accommodation	1,029	-	5,015
	203,687	-	501,320
Jeep:
Acquisition	30,998	-	41,096
Assaying, testing and analysis	951	-	951
Camp and field supplies	1,865	-	6,688
Drilling	110,952	-	141,350
Geological and geophysical	15,324	-	33,360
Travel and accommodation	1,130	-	5,116
	161,220	-	228,831
Texas Database:
Geological and geophysical	22,814	-	73,804
	22,814	-	73,804
Beck:
Acquisition	152,625	-	152,625
Assaying, testing and analysis	3,894	-	3,894
Geological and geophysical	5,372	-	5,372
	161,891	-	161,891

	$712,441	$-	$1,377,862

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
October 31, 2007
(Expressed in US dollars)

5.	DUE TO STRATHMORE MINERALS CORP.

The Company owes amounts which are unsecured, non-interest bearing and with no specified repayment terms to Strathmore Minerals Corp., a related company with a common director with which the Company has three option agreements, for drilling and testing work carried out on the three related properties.

6.	COMMON STOCK

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

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

		Weighted
		Average
	Number of Share	Exercise Price

Balance at inception and July 31, 2006	-	$-
Issued	2,955,000	1.50
Balance at July 31, and October 31, 2007	2,955,000	$1.50

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
October 31, 2007
(Expressed in US dollars)

6.	COMMON STOCK (continued)

At October 31, 2007, the following share purchase warrants were outstanding and exercisable:

Number of Shares	Exercise Price (C$)	Expiry Date

2,070,000	1.50	February 20, 2009
885,000	1.50	February 28, 2009
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

Effective with the adoption of SFAS No.123R on August 1, 2006, the Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with SFAS No. 123R for employees, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non-employees is amortized over the contract services period or, if none exists, from the date of grant until the options vest. Compensation associated with unvested options granted to non-employees is re-measured on each balance sheet date using the Black-Scholes option pricing model.

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

Stock option transactions are summarized as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Balance at inception and July 31, 2006	-	$-
Granted	2,600,000	2.71
Balance at July 31, 2007	2,600,000	2.71
Cancelled	(75,000)	1.85
Balance at October 31, 2007	2,525,000	$2.74

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
October 31, 2007
(Expressed in US dollars)

6.	COMMON STOCK (continued) Stock Options (continued)

At October 31, 2007, the following stock options were outstanding and exercisable:

		Aggregate			Aggregate
		Intrinsic			Intrinsic
Number of		Value		Number of	Value
Options	Exercise	Closing		Options	Closing
Outstanding	Price	Price	Expiry Date	Exercisable	Price

2,225,000	$2.70	$-	March 16, 2012	556,250	$-
100,000	$3.05	$-	April 13, 2012	25,000	$-
200,000	$3.00	$-	April 24, 2012	50,000	$-
2,525,000		$-		631,250	$-

At July 31, 2007, the number of exercisable stock options was 650,000.

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $1.93 per share as of October 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of October 31, 2007 was Nil. As of October 31, 2007, 631,250 outstanding options were vested and exercisable, and the weighted average exercise price was $2.74. The total intrinsic value of options exercised during the period ended October 31, 2007 was $Nil.

There was no comparable information for the prior period as the Company did not previously grant any stock options in the year-ago period.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of October 31, 2007.

		Weighted Average
		Grant-Date Fair
	Number of Options	Value

Non-vested options at inception and at July 31, 2007	1,950,000	$2.26
Granted	-	$-
Vested	-	$-
Cancelled/forfeited	(56,250)	$2.26
Non-vested options at October 31, 2007	1,893,750	$2.26

At October 31, 2007, there was unamortized compensation expense of $4,050,832 (July 31, 2007– $4,309,063) relating to the outstanding unvested options. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.4 years.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
October 31, 2007
(Expressed in US dollars)

6.	COMMON STOCK (continued)

Stock Options (continued)

Total stock-based compensation recognized during the quarter ended October 31, 2007 was $44,105 (2006 - $Nil) which has been recorded in the Statements of Operations with corresponding additional paid-in capital recorded in stockholders' equity as follows:

	Three	Three	Inception
	months	months	(March 23,
	ended	ended	2006) to
	October 31,	October 31,	October 31,
	2007	2006	2007

Expenses:
Consulting fees	$44,105	$-	$344,742
Management fees	-	-	1,271,965
Total stock-based compensation expense	$44,105	$-	$1,616,707

7.	RELATED PARTY TRANSACTIONS

The Company paid or accrued management fees of $9,000 to an officer of the Company (2006 - $Nil) and $11,250 to a director of the Company (2006 - $Nil). These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

8.	FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, receivables, accounts payable and accrued liabilities and amounts due to Strathmore Minerals Corp. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted. The Company is exposed to currency risk by incurring certain expenditures in currencies other than the Canadian dollar. The Company does not use derivative instruments to reduce this currency risk.

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

There were no non-cash transactions during the quarter ended October 31, 2007, nor during the quarter ended October 31, 2006.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
October 31, 2007
(Expressed in US dollars)

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

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

The Company has not filed or made effective a registration statement underlying the private placements and has not obtained a waiver of the holders’ rights in respect of these agreements. Accordingly, the maximum penalty of $709,200 has been accrued at October 31, 2007 (July 31, 2007 - $709,200).

11.	SUBSEQUENT EVENT

In December 2007, the Company granted 500,000 stock options to a new director. The options are exercisable at a price of $1.20 per share until December 3, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the

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
  risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
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

As used in this quarterly report, the terms "we", "us", "our", and "Yellowcake" mean Yellowcake Mining Inc., unless the context clearly requires otherwise.

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

Our current plan of operation is to continue to pursue our joint ventures with Strathmore Resources (US) Ltd. to explore, develop and mine the Juniper Ridge, Jeep and Sky properties located in Wyoming. Prior to our determination to focus on becoming a mineral exploration company we focused our initial operations on the production and distribution of educational team sports exercise videos and Internet based software. We also intend to pursue the acquisition of certain uranium properties located south of Gateway, Colorado, pursuant to our letter of intent with American Nuclear Fuels (Colorado) LLC, subject to the satisfactory completion of our due diligence investigations and the entry into a definitive agreement between the parties.

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

Recent Corporate Developments

Since the completion of our fourth quarter ended July 31, 2007 we experienced the following significant corporate developments:

1.

On October 3, 2007, we entered into a letter of intent (the “LOI”) with American Nuclear Fuels (Colorado) LLC (“ANF”) to acquire an interest in certain uranium properties located in Gateway, Colorado (the “Beck Properties”) owned by Beck Mining Enterprises LLC, BeckWorth Corporation, Bedrock Development LLC, Eagle Venture Group LLC and Bruce Beck (collectively the “Vendors”). Pursuant to the terms of the LOI, we agreed to make a non-refundable payment of $125,000 to ANF, in consideration of which ANF has agreed among other things to: (a) “stand still” for a 60 day period with respect to the Beck Properties and enter into standstill agreements with the Vendors and assign its interest in those agreements to us; (b) negotiate the terms of a definitive agreement along with the Vendors for the acquisition of the Beck Properties; and (c) provide the Company with sufficient due diligence materials to make a decision as to whether to proceed with the acquisition of the Beck Properties. Pursuant to the terms of the LOI, on October 3, 2007, ANF entered into “stand still” agreements with each of the Vendors whereby each of the Vendors agreed to “stand still” with respect to their mineral claims and not offer the properties for sale to any other party until December 3, 2007. On October 10, 2007 ANF and the Company entered into an assignment agreement pursuant to which ANF assigned its interest in the standstill agreements with each of the Vendors to the Company.

2.

On November 12, 2007 we amended the terms of the LOI with ANF to provide for an advance of $250,000 by Yellowcake to ANF as a pre-payment of the purchase price for the proposed acquisition of the Beck properties in consideration of which ANF has agreed to extend the Due Diligence Period for the acquisition to December 21, 2007.

3.

Effective December 3, 2007 we appointed Siegfried Muessig and James Malone to our board of directors. Siegfried Muessig, PhD, has over 50 years of international experience in exploration, mining, and management. As vice president of Getty Mining Company he organized, staffed, and directed a world-wide exploration, acquisition, and mining organization of about 70 professionals. Mr. Muessig is a past president of the Society of Economic Geologists, a Distinguished Member of the Society of Mining, Metallurgy, and Exploration (SME), a Fellow of the Geological Society of America and served on the Committee on Geology of the National Academy of Science. He is a Founding Member of the Division of Energy Minerals of the American Association of Petroleum Geologists, and served on the Uranium Advisory Committee of the American Mining Congress.

Jim Malone has more than 39 years of experience in the nuclear power industry. Mr. Malone is Vice President, Nuclear Fuels for Exelon Generation since 1999. Mr. Malone is a member of the American Nuclear Society and is Past Chairman, Fuel Cycle Waste Management Division. Mr. Malone spent several years at SWUCO, Inc. as a SWU broker. Prior to SWUCO he was Manager of Economic Analysis at Yankee Atomic. Jim began his career in nuclear power as an engineer in the utility reactor core analysis section of the nuclear engineering department of United Nuclear Corporation. Mr. Malone received a B.S. in chemical engineering (nuclear), 1968 from Manhattan College, Bronx, New York and an M.B.A. in 1972 (Graduate School of Business Award for Academic Excellence) at the Iona College, New Rochelle, New York.

Following the two new board appointments, our board of directors now consists of William Tafuri, Richard Klatt, Robert Rich, David Miller, Sigfried Muessig and James Malone.

4.

Also in connection with the appointment of Messers Muessig and Malone to our board of directors we granted on December 3, 2007, in consideration for acting as board members, stock options to purchase up to 500,000 shares of the Company’s common stock to each of the new directors, which options are exercisable at a price of $1.20 per share until December 3, 2011, which options vest according to the stock option agreement. The options are issued in accordance with the Company’s 2007 Stock Option Plan.

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

Juniper Ridge

We hold an option to earn up to an 80% interest in the Juniper Ridge claims pursuant to our March 14, 2007 agreement with Strathmore. The Juniper Ridge claims are located in the Poison Basin uranium district in the south central area of Wyoming, close to the Colorado border. The total acreage of the property is 3,200 acres and over 2,000 historical drill holes have been drilled on the project to verify the resource. One area of interest within the Juniper Ridge project is the Browns Park Formation which is 100’s of feet thick and contains the necessary underground geological structure which may make ISR mining possible. The roughly 2000 historical drill holes have been drilled between 100 and 300 feet in depth, and have shown an average grade of between 0.05% and 0.20%. This grade is economical for ISR mining, and Yellowcake is in the process of confirming all historical data, so as to be able to proceed in the mining process.

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

Plan of Operation

Current Status of Exploration Projects

At the Jeep Property, 54 lode mining claims were added to the project during summer, 2007, bringing the total number to 152 claims. This addition increased the project to 3,140 acres in size. We recently completed a summer exploration drilling program at the property with plans to continue exploration activities next year.

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

Cash Requirements

Over the next 12 months ending November 30, 2008, we anticipate that we will incur the following operating expenses:

Expense	Cost
Administrative Expenses	$178,000
Legal and Audit Expenses	155,000
Financing Costs	709,000
Consulting Services	209,000
Insurance	115,000
Investor relations	185,000
Juniper Project	1,700,000
Sky Project	417,000
Jeep Project	208,000
Total	$3,876,000

In the event that we complete the proposed acquisition of the Beck Properties, management estimates we will require an additional approximately $1,800,000 for anticipated expenses over the next twelve months. As at December 1, 2007, we had cash of approximately $3,500,000. This is less than the minimum $3,876,000 that our management anticipates spending on our exploration and development programs and the anticipated costs associated with our continuing operations. Accordingly, we expect that we will need to obtain additional financing in the near future. See “Future Financings,” below.

Results Of Operations

Three Months Summary

	Three Months Ended October 31
	2007	2006
Operating Expenses	(963,268)	(11,907)
Interest and Dividend Income	49,428	-
Net Loss	$(913,840)	$(11,907)

Revenue

We are presently in the exploration stage of our business, have not earned any revenues to date, and do not anticipate earning revenues until such time as we enter into commercial production of our claims under joint venture or other mineral properties we may acquire from time to time

Expenses

Our expenses for the three months ended October 31, 2007 and October 31, 2006 are outlined in the table below:

	Three Months Ended October 31
	2007	2006
Mineral property	$712,441	$-
interests
General and	148,651	11,707
administrative
Investor relations	102,176	200
Total expenses	$963,268	$11,907

Total operating expenses during the three months ended October 31, 2007 increased substantially as compared to the comparative period in 2006 because of exploration expenditures on the Juniper Ridge, Sky and Jeep projects that did not exist in the prior year. General and administrative cost increased as a result of establishing a corporate office to administer the Company’s operations.

General and administrative expense includes an aggregate of $44,105 in stock-based compensation representing the fair value of vesting stock options granted to directors, officers and consultants in prior periods. Mineral property interests represent expenditures under option agreements to earn an interest in the Juniper Ridge property, the Texas data base, the Sky property and the Jeep property. General and administrative expense includes rent, travel, office supplies, office services, consulting fees, management fees and professional fees.

Liquidity and Financial Condition

Working Capital

	At October 31, 2007	At July 31, 2007
Current assets	$4,105,171	$4,770,986
Current liabilities	1,127,360	923,440
Working capital	$2,977,811	$3,847,546

Cash Flows

	Three Months Ended
	October 31, 2007	October 31, 2006
Cash flows used in operating activities	$(676,175)	$(10,557)
Cash flows used in investing activities	-	-
Cash flows provided by financing activities	-	-
Net (decrease) in cash during period	$(676,175)	$(10,557)

Future Financings

Our plan of operation calls for significant expenses in connection with our properties. We recorded a net operating loss of $913,840 for the three months ended October 31, 2007 and have an accumulated deficit of $4,246,391 since inception. As at December 1, 2007 we had cash of approximately $3,500,000 and for the next 12 months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be approximately $3,876,000, not including additional expenditures anticipated upon closing of an agreement with ANF. Accordingly we do not have sufficient funds to meet our planned expenditures over the next 12 months and will need to seek additional financing to meet our planned expenditures.

Obtaining additional financing is subject to a number of factors, including the market prices for uranium. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

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

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management of our company reviews the carrying value of each mineral property periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. No write downs of mineral property interests were recorded in the period ended October 31, 2007.

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (''SFAS 143''), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company will record an asset retirement obligation to reflect its legal obligations related to future abandonment of its oil and gas interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our company will reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed, our company will accordingly update its assessment. At October 31, 2007, our company had not undertaken any drilling activity on its properties had not incurred significant reclamation obligations. As such, no asset retirement obligation accrual was made in the October 31, 2007 financial statements.

Stock-based Compensation

Management has made significant assumptions and estimates determining the fair market value of stock-based compensation granted to employees and non-employees. These estimates have an effect on the stock-based compensation expense recognized and the additional paid-in capital and share capital balances on our company’s Balance Sheet. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. For non-employees, such amount is revalued on a quarterly basis. To date, substantially all of our stock option grants have been to directors and employees. Increases in our share price will likely result in increased stock option compensation expense. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted for the purposes of the Black-Scholes calculation is the term of the award. Because our company has only recently become a mineral exploration company, the expected volatility is based on comparable junior mineral exploration companies who granted similar term options. These estimates involve inherent uncertainties and the application of management judgment. An expected forfeiture rate of nil was used in the recognition of compensation expense for those options not yet vested at October 31, 2007.

New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006.

On August 1, 2007, we adopted FIN 48, regarding accounting for uncertainty in tax positions. We remain subject to examination of income tax filings in the United States and various state jurisdictions for periods since its inception in 2006. We have also determined that we may be subject to examination in Canada for all prior periods due to our continued loss position in such jurisdictions. Material tax positions were examined under the more-likely-than-not guidance provided by FIN 48. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to general and administrative expense.

As a result of the FIN 48 assessment, we concluded that we have not taken any uncertain tax positions on any of its open tax returns that would materially distort our financial statements. There was no material cumulative effect of adopting FIN 48 on our financial statements as of August 1, 2007.

RISKS AND UNCERTAINTIES

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

Uranium prices are highly volatile; if a profitable market does not exist, we may have to cease operations.

Uranium prices have been highly volatile, and are affected by numerous international economic and political factors which Yellowcake has no control. The price of uranium has varied over the last four years from approximately US $10.00 per pound to a high of US $138.00 per pound, to the current price of approximately US $93.00 per pound. Uranium is primarily used for power generation in nuclear power plants, and the number of customers is somewhat limited in comparison to other global commodities. The price of uranium is affected by numerous factors beyond our control, including the demand for nuclear power, increased supplies from both existing and new uranium mines, sales of uranium from existing government stockpiles, and political and economic conditions. The Company’s long-term success is highly dependent upon the price of uranium, as the economic feasibility of any ore body discovered on its properties would in large part be determined by the prevailing market price of uranium. If a profitable market does not exist, we may have to cease operations.

The uranium exploration and mining industry is highly competitive.

The uranium industry is highly competitive, and Strathmore is required to compete with other corporations that may have greater resources than ours. Such corporations could outbid us for potential projects or produce minerals at lower costs which would have a negative effect on our operations.

Operating hazards and risks associated with the mining industry could result in Strathmore having to cease operations.

Resource exploration activities generally involve a high degree of risk. Hazards such as unusual or unexpected formations and other conditions are involved. Operations in which we have a direct or indirect interest will be subject to all the hazards and risks normally incidental to exploration, development and production of precious and base metals, any of which could result in work stoppages, damage to or destruction of exploration facilities, damage to life and property, environmental damage and legal liability for any or all damage. We may become subject to liability for cave-ins and other hazards for which it cannot insure or against which it may elect not to insure where premium costs are disproportionate to our perception of the relevant risks. The payment of such insurance premiums and of such liabilities would reduce the funds available for exploration activities and could force Strathmore to cease operations.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception (March 23, 2006) to October 31, 2007 was $4,246,391. We had cash in the amount of $4,022,152 as of October 31, 2007 which is not expected to meet our planned cash requirements for the ensuing year. We cannot provide assurances that we will be able to successfully explore our properties and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, October 31, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (FINRA). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

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

FINRA’s sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission (see above for a discussion of penny stock rules), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being October 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our company’s disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company and our subsidiary is recorded, processed and reported in a timely manner.

Our company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with generally accepted account principles, unauthorized receipts and expenditures, or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company’s small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers and also require two signatures on significant payments. As of October 31, 2007, our company’s Chief Executive Officer and Chief Financial Officer conclude that our company’s system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our company’s internal controls or in other factors that could significantly affect these controls during the most recent quarter ended October 31, 2007, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

10.1	Agreement between our company and Strathmore Minerals Corp. dated January 29, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on January 30, 2007)
10.2	Form of Overseas Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2007)
10.3	Form of US Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2007)
10.4	Option and Joint Venture Agreement dated March 14, 2007 between our company and Strathmore Minerals Corp. (incorporated by reference from our Current Report on Form 8-K, filed on March 16, 2007)

Exhibit Number	Description
10.5	Letter of Intent dated April 5, 2007 between our company and Strathmore Minerals Corp. (incorporated by reference from our Current Report on Form 8-K, filed on April 10, 2007)
10.6	Letter of Intent dated April 12, 2007 between our company and Strathmore Minerals Corp. (incorporated by reference from our Current Report on Form 8-K, filed on April 19, 2007)
10.7	Stock Option Agreement dated April 24, 2007 with Hamish Malkin (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2007)
10.8	Employment Agreement dated April 24, 2007 with Hamish Malkin (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2007)
10.9	Investor Relations Agreement with Carson Seabolt dated June 15, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on July 12, 2007)
10.10	Amended Letter of Intent with Strathmore Resources (US) Ltd. dated July 23, 2007 regarding the Jeep Project (incorporated by reference from our Current Report on Form 8-K, filed on July 31, 2007)
10.11	Amended Letter of Intent with Strathmore Resources (US) Ltd. dated July 23, 2007 regarding the Sky Project (incorporated by reference from our Current Report on Form 8-K, filed on July 31, 2007)
10.12	Stock Option Plan (incorporated by reference from our Current Report on Form 8-K, filed on July 31, 2007)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on November 14, 2007)
16.1	Letter on change in certifying accountant (incorporated by reference from our Current Report on Form 8-K, filed on June 14, 2007 and amended on July 12, 2007)
31.1*	CEO Section 302 Certification under Sarbanes-Oxley Act of 2002
31.2*	CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	CEO Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.2	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-KSB, filed on November 14, 2007)
99.3	Nominating Committee Charter (incorporated by reference from our Annual Report on Form 10-KSB, filed on November 14, 2007)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YELLOWCAKE MINING INC.

By: /s/ William J. Tafuri
William J. Tafuri
President, Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: December 14, 2007

By: /s/ Hamish Malkin
Hamish Malkin
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: December 14, 2007