Form 10QSB
period 2008-01-31
YELLOWCAKE MINING INC.
filed 2008-04-22
CIK 1375483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File No. 000-52293

YELLOWCAKE MINING INC.
(Exact name of small business issuer as specified in its charter)

Nevada	83-0463005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

598 - 999 Canada Place, Vancouver, BC V6C 3E1
(Address of principal executive offices)

(604) 685-6153
(Issuer’s telephone number)

1201 – 1166 Alberni Street, Vancouver, BC, Canada V6E 3Z3
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of April 21, 2008, there were 51,257,518 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YELLOWCAKE MINING INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Unaudited)
(Expressed in United States Dollars)

JANUARY 31, 2008

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in US dollars)

January 31,
2008
(Unaudited)

ASSETS

Current
Cash and cash equivalents	$3,381,775
Receivables	3,521
Due from related party (Note 7)	14,237
Prepaid expenses	73,000

Total current assets	3,472,533

Mineral rights (Note 4)	10,751,607

Total assets	$14,224,140

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	925,621
Due to related parties (Note 7)	12,275
Due to Strathmore Minerals Corp. (Note 5)	400,047
1,337,943

Stockholders’ Equity

Common stock, 750,000,000 shares authorized with a par value of	50,932
$0.001 (issued: 50,931,625)
Additional paid-in capital	19,397,429
Deficit accumulated during the exploration stage	(6,562,164)

Total stockholders’ equity	12,886,197

Total liabilities and stockholders’ equity	$14,224,140

Nature of operations and ability to continue as a going concern (Note 2)

Subsequent events (Note 11)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in US dollars)
(Unaudited)

	Three Months	Three Months	Six months	Six months	Inception
	ended January	ended	ended	ended	(March 23,
	31, 2008	January 31,	January 31,	January 31,	2006) to January
		2007	2008	2007	31, 2008

Expenses
Consulting fees	$(57,038)	$-	$15,067	$-	$361,969
General and administrative	31,655	29,925	38,610	34,632	119,832
Investor relations	4,877	-	107,053	200	210,458
Management fees	762,418	-	1,315,463	-	3,385,545
Mineral property interests (Note 4)	149,388	-	861,829	-	1,527,250
Financing costs	-	-	-	-	709,200
Professional fees	127,467	1,600	176,808	8,600	371,161

Loss from operations	(1,018,767)	(31,525)	(2,514,830)	(43,432)	(6,685,415)
Interest income	33,906	-	83,334	-	123,251

Net Loss	(984,861)	(31,525)	$(2,431,496)	$(43,432)	$(6,562,164)

Basic and diluted loss per share	$(0.02)	(0.00)	$(0.05)	$(0.00)

Weighted average number of shares
outstanding	50,931,625	91,800,000	50,931,625	91,800,000

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited)

	Six months	Six	Inception
	ended	months	(March 23,
	January 31,	ended	2006) to
	2008	January	January 31,
		31, 2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,431,496)	$(43,432)	$(6,562,164)
Items not affecting cash:
Stock-based compensation	1,213,004	-	3,583,723
Changes in assets and liabilities:
Receivables	(1,032)	57	(3,521)
Prepaid expenses	(2,830)	(20)	(73,000)
Due to Strathmore Minerals Corp.	309,626	-	400,047
Accounts payable and accrued liabilities	53,495	(1,320)	886,514
Net cash used in operating activities	(859,233)	(44,715)	(1,768,401)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	12,275		12,275
Proceeds from issuance of capital stock	-	-	5,707,495
Net cash provided by financing activities	12,275	-	5,719,770

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related party	(14,237)		(14,237)
Acquisition of mineral rights	(455,357)	-	(555,357)
Net cash used in investing activities	(469,594)	-	(569,594)

Change in cash and cash equivalents, during the
period	(1,316,552)	(44,715)	3,381,775
Cash and cash equivalents, beginning of period	4,698,327	47,216	-

Cash and cash equivalents, end of period	$3,381,775	$2,501	$3,381,775

Cash paid for interest during the period	$-	$-

Cash paid for income taxes during the period	-	-

Supplemental Disclosure with respect to Cash flows (Note 9)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from March 23, 2006 (Date of Inception) to January 31, 2008
(Expressed in US dollars)
(Unaudited)

				Deficit
				Accumulated
				during the
	Number of		Additional	Exploration	Total
	common	Par	Paid-in		Stockholders’
	shares	Value	Capital	Stage	Equity

Balance, March 23, 2006
(date of inception)	-	$-	$-	$-	$-
Shares issued:
Initial capitalization	60,000,000	60,000	(58,000)	-	2,000
Private placement	31,800,000	31,800	21,200	-	53,000
Net loss for the period	-	-	-	(9,134)	(9,134)

Balance, July 31, 2006	91,800,000	91,800	(36,800)	(9,134)	45,866
Shares issued:
Private placements	6,131,625	6,132	5,903,868	-	5,910,000
Acquisition of mineral rights	9,000,000	9,000	10,148,143	-	10,157,143
Shares returned to treasury	(56,000,000)	(56,000)	56,000	-	-
Share issue costs	-	-	(257,505)	-	(257,505)
Stock-based compensation	-	-	2,370,719	-	2,370,719
Net loss for the year	-	-	-	(4,121,534)	(4,121,534)

Balance, July 31, 2007	50,931,625	$50,932	$18,184,425	$(4,130,668)	$14,104,689
Stock-based compensation (Note 6)	-	-	1,213,004	-	1,213,004
Net loss for the period	-	-	-	(2,431,496)	(2,431,496)

Balance, January 31, 2008	50,931,625	$50,932	$19,397,429	$(6,562,164)	$12,886,197

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
January 31, 2008 (Expressed in US dollars)

1.	BASIS OF PRESENTATION

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended July 31, 2007. The results of operations for the six-month period ended January 31, 2008 are not necessarily indicative of the results to be expected for the year ending July 31, 2008.

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $6,562,164 since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements follow the same significant accounting principles as those outlined in the notes to the audited financial statements for the year ended July 31, 2007.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
January 31, 2008 (Expressed in US dollars)

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

Juniper Ridge

On March 14, 2007, the Company entered into an option and joint venture agreement with Strathmore Minerals Corp. (“Strathmore”) on the Baggs, Juniper Ridge Project properties located in Wyoming. The Company was granted sole and exclusive rights to earn-in an 80% interest in the properties. Under the terms of the agreement, the Company must make cash payments of $500,000 in various stages as follows: $100,000 upon closing of the option agreement (paid) and $100,000 on each of the first (paid), second, third and fourth anniversary. The Company also issued 9,000,000 shares of common stock to Strathmore upon closing of the agreement (issued). The Company must also incur expenditures of $1,600,000 per year for a period of 5 years for a total commitment of $8,000,000. The Company will earn 40% of the optioned interest upon spending $4,000,000. The Company will earn the remaining 40% of the optioned interest by spending an additional $4,000,000 during the 5-year term and by paying a royalty of 3% on the optioned portion on all future production. The Company will also finance the evaluation of the Strathmore Texas Database regarding uranium prospects in Texas by paying $25,000 on closing of the agreement (paid), spending $440,000 for a minimum of one year to finance the cost of evaluating the Texas Database, and incurring the first $500,000 in costs to acquire mining leases to any properties identified from the evaluation. Subsequently, the Company and Strathmore Minerals Corp. will be 50/50 partners in the development of the identified targets resulting from the database.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
January 31, 2008 (Expressed in US dollars)

4.	MINERAL RIGHTS - Continued

Juniper Ridge- continued

Strathmore subsequently became a related party to the Company when its president was appointed a director of the Company. The president of Strathmore resigned as a director of the Company in January, 2008.

In April 2008, the Company and Strathmore reached an agreement to amend certain terms of the option agreement. Pursuant to the terms of the amended agreement, the Company is required to incur initial expenditures of $1,600,000 by December 31, 2008. In respect of the initial expenditure of $1,600,000, the Company is required to advance to Strathmore $200,000 by May 1, 2008 and a further $300,000 by September 1, 2008.

Jeep

The Company entered into an option and joint venture agreement with Strathmore Resources (US) Ltd., a related party under a common director, to explore, develop and mine the Jeep property located in Gas Hills, Freemont County, Wyoming. Under the agreement, the Company has sole and exclusive rights from Strathmore Resources (US) Ltd. to earn-in a 60% interest in the Jeep property in consideration of the Company’s incurring a total of $10,000,000 in expenditures on the Jeep property. The first expenditures in the amount of $250,000 must be met on or before September 29, 2008, with additional expenditures of: $1,250,000 to be expended during the twelve months ended September 29, 2009, $1,500,000 to be expended during the twelve months ended September 29, 2010, $2,000,000 to be expended during the twelve months ended September 29, 2011, $2,000,000 to be expended during the twelve months ended September 29, 2012 and $3,000,000 to be expended during the twelve months ended September 29, 2013. The Company has given verbal notice to Strathmore that it does not intend to spend further funds on this project. The option agreement is therefore cancelled.

Sky

The Company entered into an option and joint venture agreement with Strathmore Resources (US) Ltd., a related party under a common director, to explore, develop and mine the Sky property located in West Gas Hills, Freemont County, Wyoming. Under the agreement, the Company has sole and exclusive rights from Strathmore Resources to earn-in a 60% interest in the Sky property in consideration of the Company incurring a total of $7,500,000 in expenditures, over four years, on the Sky property. The first expenditures in the amount of $500,000 must be met on or before September 29, 2008, with additional expenditures of: $2,000,000 to be expended during the twelve months ended September 29, 2009, $2,000,000 to be expended during the twelve months ended September 29, 2010 and $3,000,000 to be expended during the twelve months ended September 29, 2011. The Company has given verbal notice to Strathmore that it does not intend to spend further funds on this project. The option agreement is therefore cancelled.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
January 31, 2008 (Expressed in US dollars)

4.	MINERAL RIGHTS (continued)

Beck

On December 28, 2007 we entered into a master option agreement with American Nuclear Fuels, as well as six lease and option agreements with individual claimholders, to purchase 185 mining claims, approximating 3,700 acres, in the Uravan uranium belt, Montrose County, Colorado, also known as the Beck Project, in exchange for total payments of $5,968,750 in cash and the issuance of 2,765,625 shares of our common stock, payable over 5 years as follows:

Date	Cash	Number of Shares

October 3, 2007( stand still payment)	$ 125,000	-
December 15, 2007 (stand still extension)	250,000	-
December 28, 2007	80,357	65,179
March 31, 2008	321,429	260,714
June 15, 2008	312,500	156,250
December 15, 2008	1,035,714	517,857
December 15, 2009	1,000,000	500,000
December 15, 2010	1,000,000	500,000
December 15, 2011	1,000,000	500,000
December 15, 2012	843,750	265,625
Total	$ 5,968,750	2,765,625

As of January 31, 2008, the Company has made the total cash payments of $455,357 as per the schedule. Under the option agreements, Yellowcake has the exclusive right to access, explore and develop the properties. All future production from the property will be subject to a 3.5% royalty based on the contained metal value of ore after deduction of mining, transport and processing costs.

Mineral rights are summarized as follows:

January 31, 2008

Juniper Ridge:
Opening balance	$10,257,143
Option payment	-
Issuance of 9,000,000 common shares	-
Closing balance	$10,257,143

Beck:
Opening balance	$-
Option payment	455,357
Obligation to issue 65,179 shares (Note 9)	39,107
Closing balance	$494,464

Closing balance	10,751,607

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
January 31, 2008 (Expressed in US dollars)

4.	MINERAL RIGHTS (continued)

Mineral properties expenditures are summarized as follows:

	Three	Three		Six	Inception
	months	months	Six months	months	(March 23,
	ended	ended	ended	ended	2006) to
	January	January	January	January	January 31,
	31, 2008	31, 2007	31, 2008	31, 2007	2008

Juniper Ridge
Acquisition	$232	$-	$33,408	$-	$57,193
Camp and field supplies	3,716	-	5,776	-	12,309
Drilling	54,878	-	54,878	-	110,835
Geological and geophysical	104,169	-	231,722	-	390,640
Travel and accommodation	7,791	-	7,831	-	11,825
	170,786	-	333,615	-	582,802
Sky:
Claim maintenance	-	-	6,875	-	6,875
Assaying, testing and analysis	-	-	12,315	-	13,327
Camp and field supplies	-	-	4,734	-	19,723
Drilling	-	-	128,716	-	319,858
Geological and geophysical	-	-	50,018	-	136,522
Travel and accommodation	-	-	1,029	-	5,015
	-	-	203,687	-	501,320
Jeep:
Claim maintenance	701	-	31,699	-	41,797
Assaying, testing and analysis	-	-	951	-	951
Camp and field supplies	364	-	2,229	-	7,052
Drilling	6,993	-	117,945	-	148,343
Geological and geophysical	104	-	15,428	-	33,734
Travel and accommodation	-	-	1,130	-	5,116
	8,162	-	169,382	-	236,993
Texas Database:
Geological and geophysical	40,127	-	62,941	-	113,931
	40,127	-	62,941	-	113,931
Beck:
Claim maintenance	(105,337)	-	47,288	-	47,288
Assaying, testing and analysis	1,691	-	5,585	-	5,585
Geological and geophysical	33,959	-	39,331	-	39,331
	(69,687)	-	92,204	-	92,204

	$149,388	$-	$861,829	$-	$1,527,250

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
January 31, 2008 (Expressed in US dollars)

5.	DUE TO STRATHMORE MINERALS CORP.

The Company owes amounts which are non-interest bearing and with no specified repayment terms to Strathmore Minerals Corp., a related company with a common director with which the Company has three option agreements, for drilling and testing work carried out on the three related properties.

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

On March 14, 2007, the Company issued 9,000,000 common shares at a value of $10,157,143 to acquire an option to earn an 80% interest in a mineral property (Note 4), based on the average closing price around the date the letter of intent was signed and the transaction was announced.

On March 14, 2007, the Company redeemed and cancelled 56,000,000 common shares from a director for no consideration. The shares were ascribed a value of $56,000 based on the initial issuance.

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

		Weighted
		Average
	Number of Share	Exercise Price

Balance at inception and July 31, 2006	-	$-
Issued	2,955,000	1.50
Balance at July 31, 2007 and January 31, 2008	2,955,000	$1.50

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
January 31, 2008 (Expressed in US dollars)

6.	COMMON STOCK (continued)

At January 31, 2008, the following share purchase warrants were outstanding and exercisable:

Number of Shares	Exercise Price (C$)	Expiry Date

2,070,000	1.50	February 20, 2009
885,000	1.50	February 28, 2009
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

Stock option transactions are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance at inception and July 31, 2006	-	$-
Granted	2,600,000	2.71
Balance at July 31, 2007	2,600,000	2.71
Granted	1,000,000	1.20
Cancelled	(150,000)	2.28
Balance at January 31, 2008	3,450,000	$2.29

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
January 31, 2008 (Expressed in US dollars)

6.	COMMON STOCK (continued) Stock Options (continued)

At January 31, 2008, the following stock options were outstanding and exercisable:

	Exercisable	Exercise
Number of	at January	Price
shares	31, 2008		Expiry Date

2,150,000	537,500	$ 2.70	March 16, 2012
100,000	25,000	$ 3.05	April 13, 2012
200,000	50,000	$ 3.00	April 24, 2012
1,000,000	250,000	$ 1.20	December 3, 2012
3,450,000	862,500

At July 31, 2007, the number of exercisable stock options was 650,000.

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.85 per share as of January 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of January 31, 2008 was Nil. As of January 31, 2008, 862,500 outstanding options were vested and exercisable, and the weighted average exercise price was $2.29. The total intrinsic value of options exercised during the period ended January 31, 2008 was $Nil.

There was no comparable information for the prior period as the Company did not previously grant any stock options in the comparative period.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of January 31, 2008.

		Weighted
		Average
	Number of Options	Grant-Date

Non-vested options at inception and at July 31, 2007	1,950,000	$2.26
Granted	750,000	$0.57
Vested	-	$-
Cancelled/forfeited	(112,500)	$1.90

Non-vested options at January 31, 2008	2,587,500	$1.79

At January 31, 2008, there was unamortized compensation expense of $2,105,397 relating to the outstanding unvested options. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 4.25 years.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
January 31, 2008 (Expressed in US dollars)

6.	COMMON STOCK (continued)

Stock Options (continued)

Total stock-based compensation is in the Statements of Operations with corresponding additional paid-in capital recorded in stockholders' equity as follows:

	Three	Three	Six	Six	Inception
	months	months	months	months	(March 23,
	ended	ended	ended	ended	2006) to
	January	January	January	January	January 31,
	31, 2008	31, 2007	31, 2008	31, 2007	2008

Expenses:
Consulting fees	$(82,403)	$-	$(37,933)	$-	$262,704
Management fees	718,142	-	1,250,937	-	3,321,019
	$635,739	$-	$1,213,004	$-	$3,583,723

The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted:

Six Months Ended
January 31, 2008

Risk-free interest rate	3.61% - 4.17%
Expected life of options (years)	4.2 - 5.0
Annualized volatility	119%
Dividend rate	0%

7.	RELATED PARTY TRANSACTIONS

The Company paid or accrued management fees of $18,000 to an officer of the Company (2006 - $Nil) and $38,750 to a director of the Company (2006 - $Nil).

At January 31, 2008 $14,237 was due from a company with a common officer. At January 31, 2008, $12,275 was owing to a director and an officer for management fees. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

8.	FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, receivables, accounts payable and accrued liabilities, amounts due from/to related party and due to Strathmore Minerals Corp. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted. The Company is exposed to currency risk by incurring certain expenditures in currencies other than the Canadian dollar. The Company does not use derivative instruments to reduce this currency risk.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
January 31, 2008 (Expressed in US dollars)

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

For the six months ended January 31, 2008, the Company has accrued $39,107 in mineral rights. The amount represented the 65,179 shares (Note 11) in connection with the acquisition of Beck property (Note 4).

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

The Company has not filed or made effective a registration statement underlying the private placements and has not obtained a waiver of the holders’ rights in respect of these agreements. Accordingly, the maximum penalty of $709,200 has been accrued at January 31, 2008 (July 31, 2007 - $709,200).

11.	SUBSEQUENT EVENTS

Pursuant to the terms of the master option agreement with American Nuclear Fuels (Note 4), the Company issued 65,179 in March 2008 and 260,714 common shares in April 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

Our current plan of operation is to continue to pursue our joint venture with Strathmore Resources (US) Ltd. to explore, develop and mine the Juniper Ridge property located in Wyoming. We have also acquired from American Nuclear Fuels LLC, A Colorado company, 4,793 acres in the Uravan Uranium belt referred to the Uravan-Beck property. We intend to explore, develop, mine uranium and vandaium from this property

Prior to our determination to focus on becoming a mineral exploration company we focused our initial operations on the production and distribution of educational team sports exercise videos and Internet based software.

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

Recent Corporate Developments

Since the completion of our second quarter ended October 31, 2007 we experienced the following significant corporate developments:

1.

On November 12, 2007 we amended the terms of the Letter of Intent with American Nuclear Fuels to provide for an advance of $250,000 by Yellowcake to American Nuclear Fuels as a pre-payment of the purchase price for the proposed acquisition of the Beck properties in consideration of which American Nuclear Fuels has agreed to extend the Due Diligence Period for the acquisition to December 21, 2007.

2.

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

3.

On December 28, 2007 we entered into a master option agreement with American Nuclear Fuels, as well as six lease and option agreements with individual claimholders, to purchase 185 mining claims, approximating 3700 acres, in the Uravan uranium belt, Montrose County, Colorado, also known as the Beck Project, in exchange for total payments of $5,968,750 in cash and the issuance of 2,765,625 shares of our common stock, payable over 5 years.

Under the option agreements, Yellowcake has the exclusive right to access, explore and develop the properties. All future production from the property will be subject to a 3.5% royalty based on the contained metal value of ore after deduction of mining, transport and processing costs.

4.	Effective December 31, 2007, Robert A. Rich has resigned as a director of our company. David Miller has also resigned as a director of our Company on January 21, 2008.

5.	On January 21, 2008, David Miller resigned as a director of our company.

Our board of directors now consists of William Tafuri, Richard Klatt, Sigfried Muessig and James Malone.

6.	On April 2, 2008, Hamish Malkin resigned as chief financial officer and treasurer of our company and William Tafuri was appointed as our interim chief financial officer and treasurer.

7.

On April 7, 2008, our option agreement on Juniper Ridge was amended with the effect that the initial expenditure of $1,600,000 was required to be made by December 31, 2008 of which advances to the operator of $200,000 were to be made by May 1, 2008 and $300,000 by September 1, 2008.

Mineral Properties

We hold or have held interests in four groups of mineral properties located, as described below:

1.	Juniper Ridge property, Wyoming
2.	Sky property, Wyoming,
3.	Jeep property, Wyoming, and
4.	Beck property, Colorado

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

Juniper Ridge

We hold an option to earn up to an 80% interest in the Juniper Ridge claims pursuant to our March 14, 2007 agreement with Strathmore. The Juniper Ridge claims are located in the Poison Basin uranium district in the south central area of Wyoming, close to the Colorado border. The total acreage of the property is 4,793 acres and over 2,000 historical drill holes have been drilled on the project to verify the resource. One area of interest within the Juniper Ridge project is the Browns Park Formation which is hundreds of feet thick and contains the necessary underground geological structure which may make ISR mining possible. The roughly 2000 historical drill holes have been drilled between 100 and 300 feet in depth, and have shown an average grade of between 0.05% and 0.20% . This grade is economical for ISR mining, and Yellowcake is in the process of confirming all historical data, so as to be able to proceed in the mining process.

Sky

We held an option to earn up to a 60% interest in the Sky claims pursuant to our August 1, 2007 joint venture agreement with Strathmore Resources (US) Ltd. The Sky Project is situated on 1,033 Acres in Fremont County in Wyoming, roughly 25 miles east of the city of Riverton. We have given verbal notice to Strathmore that we do not intend to spend further funds on this project. The option agreement is therefore cancelled..

Jeep

We held an option to earn up to a 60% interest in the Jeep claims pursuant to our August 1, 2007 joint venture agreement with Strathmore Resources (US) Ltd. The Jeep Project is in close proximity to the Sky project and is roughly 45 miles east of Riverton. We have given verbal notice to Strathmore that we do not intend to spend further funds on this project. The option agreement is therefore cancelled.

Beck Project

We recently purchased 185 mining claims, approximating 4,793 acres, in the Uravan uranium belt, Montrose County, Colorado, also known as the Beck Project. We have the exclusive right to access, explore and develop the properties. On December 28, 2007 we entered into a master option agreement with American Nuclear Fuels, as well as six lease and option agreements with individual claimholders, to purchase 185 mining claims, approximating 4,793 acres, in the Uravan uranium belt, Montrose County, Colorado, also known as the Beck Project, in exchange for total payments of $5,968,750 in cash and the issuance of 2,765,625 shares of our common stock, payable over 5 years.

Under the option agreements, Yellowcake has the exclusive right to access, explore and develop the properties. All future production from the property will be subject to a 3.5% royalty based on the contained metal value of ore after deduction of mining, transport and processing costs.

Plan of Operation

Current Status of Exploration Projects

At the Jeep Property, 54 lode mining claims were added to the project during summer, 2007, bringing the total number to 152 claims. This addition increased the project to 3,140 acres in size. We recently completed a summer exploration drilling program at the property. Since then the property has been returned to Strathmore and we have no further interest in it.

At the Juniper Ridge Property, located in the Poison Basin Uranium District of south-central Wyoming, 73 lode mining claims were added to the project earlier this summer, bringing the total number there to 201 claims in addition to one State of Wyoming Mineral Lease. This addition increased the project to 4,793 acres in size from the previous 3,200 acres. Permitting activities at Juniper Ridge are ongoing with Yellowcake-Strathmore having received permits to begin monitor well installation of six groundwater wells. These wells were not drilled and the emphasis will now be placed on doing limited resource confirmation drilling in the fall of 2008.

At the Beck Property, located in the Uravan district of Colorado, an extensive data base for the Return Mine has been acquired. This data includes over 400 drill holes, mine designs for an expanded mine, and economic models for the proposed mine. We are in the process of obtaining drill permits and intend to drill over 20,000 feet this summer. This drilling will verify the resource at the Return Mine and will verify mineralization at selected other known areas of unmined but known mineralization. Stewart Brothers Drilling of Milan New Mexico has been selected as the drilling contractor. JBR Environmental Consultants Inc. has been selected to obtain the drill permits for Yellowcake. Drilling will begin as soon as the permits are received. Bids have also been received from 3 logging companies.

Cash Requirements

Over the next 12 months ending January 31, 2009, we anticipate that we will incur the following operating expenses:

Expense	Cost
Administrative Expenses	$523,000
Investor relations	226,000
Juniper Project	1,100,000
Beck Project	1,670,000
Total	$4,019,000

Management estimates we will require an additional approximately $1,752,000 for anticipated expenses over the next 12 months. As at January 31, 2008, we had cash of approximately $3,381,000. This is less than the minimum $4,019,000 that our management anticipates spending on our exploration and development programs and the anticipated costs associated with our continuing operations. Accordingly, we expect that we will need to obtain additional financing in the near future. See “Future Financings,” below.

Liquidity and Financial Condition

Working Capital

	At January 31, 2008	At July 31, 2007
Current assets	$3,472,533	$4,770,986
Current liabilities	1,337,943	923,440
Working capital	$2,134,590	$3,874,546

Cash Flows

	Six Months Ended January 31
	2008	2007
Cash flows used in operating activities	$(859,233)	$(44,715)
Cash flows used in investing activities	(469,594)	-
Cash flows provided by financing activities	12,275	-
Net decrease in cash during period	$(1,316,552)	$(44,715)

Future Financings

Our plan of operation calls for significant expenses in connection with our properties. We recorded a Loss from operations of $2,514,830 for the six months ended January 31, 2008 and have a deficit accumulated during the exploration stage of $6,562,164 since inception. As at January 31, 2008 we had cash of approximately $3,381,775, and for the next 12 months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be approximately $4,019,000, including additional expenditures anticipated upon closing of an agreement with American Nuclear Fuels. Accordingly we do not have sufficient funds to meet our planned expenditures over the next 12 months and will need to seek additional financing to meet our planned expenditures.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above for the next twelve months, in their report on the annual financial statements for the year ended July 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would b available, will increase our liabilities and future cash commitments.

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

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management of our company reviews the carrying value of each mineral property periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. No write downs of mineral property interests were recorded in the period ended January 31, 2008.

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (''SFAS 143''), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company will record an asset retirement obligation to reflect its legal obligations related to future abandonment of its oil and gas interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our company will reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed, our company will accordingly update its assessment. At January 31, 2008, our company had not undertaken any drilling activity on its properties had not incurred significant reclamation obligations. As such, no asset retirement obligation accrual was made in the January 31, 2008 financial statements.

Stock-based Compensation

Management has made significant assumptions and estimates determining the fair market value of stock-based compensation granted to employees and non-employees. These estimates have an effect on the stock-based compensation expense recognized and the additional paid-in capital and share capital balances on our company’s Balance Sheet. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. For non-employees, such amount is revalued on a quarterly basis. To date, substantially all of our stock option grants have been to directors and employees. Increases in our share price will likely result in increased stock option compensation expense. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted for the purposes of the Black-Scholes calculation is the term of the award. Because our company has only recently become a mineral exploration company, the expected volatility is based on comparable junior mineral exploration companies who granted similar term options. These estimates involve inherent uncertainties and the application of management judgment. An expected forfeiture rate of nil was used in the recognition of compensation expense for those options not yet vested at January 31, 2008.

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

The Company adopted the requirements of FSP EITF No. 00-19-2 during the year ended July 31, 2007 in respect to registration rights attached to certain private placements completed in the 2007 fiscal year.

RISKS FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

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

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Wyoming and Colorado as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

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

Uranium prices have been highly volatile, and are affected by numerous international economic and political factors which Yellowcake has no control. The spot price of uranium has varied over the last four years from approximately US $10.00 per pound to a high of US $138.00 per pound, to the price, as of April 11, 2008, of approximately US $71.00 per pound. Uranium is primarily used for power generation in nuclear power plants, and the number of customers is somewhat limited in comparison to other global commodities. The price of uranium is affected by numerous factors beyond our control, including the demand for nuclear power, increased supplies from both existing and new uranium mines, sales of uranium from existing government stockpiles, and political and economic conditions. The Company’s long-term success is highly dependent upon the price of uranium, as the economic feasibility of any ore body discovered on its properties would in large part be determined by the prevailing market price of uranium. If a profitable market does not exist, we may have to cease operations.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception (March 23, 2006) to January 31, 2008 was $6,562,163. We had cash in the amount of $3,381,775 as of January 31, 2008 which is not expected to meet our planned cash requirements for the ensuing year. We cannot provide assurances that we will be able to successfully explore our properties and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, January 31, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at January 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

On December 3, 2007, we granted stock options to purchase up to 500,000 shares of the Company’s common stock to each of our two new directors, which options are exercisable at a price of $1.20 per share until December 3, 2011, which options vest according to the stock option agreement. The options are issued in accordance with the Company’s 2007 Stock Option Plan.

2.	On March 27, 2008 we issued 65,179 shares of our common stock to certain claimholders pursuant to a master option agreement with American Nuclear Fuels.

We issued the shares to 14 US persons pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

3.	On April 10, 2008 we issued 260,714 shares of our common stock to certain claimholders pursuant to a master option agreement with American Nuclear Fuels.

We issued the shares to 14 US persons pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

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

10.1	Agreement between our company and Strathmore Minerals Corp. dated January 29, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on January 30, 2007)
10.2	Form of Overseas Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2007)
10.3	Form of US Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2007)
10.4	Option and Joint Venture Agreement dated March 14, 2007 between our company and Strathmore Minerals Corp. (incorporated by reference from our Current Report on Form 8-K, filed on March 16, 2007)
10.5	Letter of Intent dated April 5, 2007 between our company and Strathmore Minerals Corp. (incorporated by reference from our Current Report on Form 8-K, filed on April 10, 2007)
10.6	Letter of Intent dated April 12, 2007 between our company and Strathmore Minerals Corp. (incorporated by reference from our Current Report on Form 8-K, filed on April 19, 2007)
10.7	Stock Option Agreement dated April 24, 2007 with Hamish Malkin (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2007)
10.8	Employment Agreement dated April 24, 2007 with Hamish Malkin (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2007)
10.9	Investor Relations Agreement with Carson Seabolt dated June 15, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on July 12, 2007)
10.10	Amended Letter of Intent with Strathmore Resources (US) Ltd. dated July 23, 2007 regarding the Jeep Project (incorporated by reference from our Current Report on Form 8-K, filed on July 31, 2007)
10.11	Amended Letter of Intent with Strathmore Resources (US) Ltd. dated July 23, 2007 regarding the Sky Project (incorporated by reference from our Current Report on Form 8-K, filed on July 31, 2007
10.12	Stock Option Plan (incorporated by reference from our Current Report on Form 8-K, filed on July 31, 2007)
10.13

Form of Master Agreement Concerning Lease and Option for Purchase and Sale of Mining Properties (Mining Claims, Montrose County, Colorado) (incorporated by reference from our Current Report on Form 8-K filed on January 7, 2008)

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on November 14, 2007)
16.1	Letter on change in certifying accountant (incorporated by reference from our Current Report on Form 8-K, filed on June 14, 2007 and amended on July 12, 2007)

Exhibit Number	Description
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.2	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-KSB, filed on November 14, 2007)
99.3	Nominating Committee Charter (incorporated by reference from our Annual Report on Form 10-KSB, filed on November 14, 2007)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YELLOWCAKE MINING INC.

By: /s/  William J. Tafuri
William J. Tafuri
President, Chief Financial Officer Secretary and Director
(Principal Executive Officer, Principal Financial Officer)
Dated: April 21, 2008