Form 10QSB
period 2008-04-30
YELLOWCAKE MINING INC.
filed 2008-06-23
CIK 1375483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________to ________

Commission File No. 000-52293

YELLOWCAKE MINING INC.
(Exact name of small business issuer as specified in its charter)

Nevada	83-0463005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

598 - 999 Canada Place, Vancouver, BC V6C 3E1
(Address of principal executive offices)

(604) 685-4048
(Issuer’s telephone number)

N/A
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of June 11, 2008, there were 51,257,518 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes[ ] No[x]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YELLOWCAKE MINING INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Unaudited)
(Expressed in United States Dollars)

APRIL 30, 2008

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
BALANCE SHEET
(Expressed in US dollars)
(Unaudited)

April 30, 2008

ASSETS

Current
Cash and cash equivalents	$1,406,215
Receivables	7,201
Prepaid expenses	73,000

Total current assets	1,486,416

Mineral rights (Note 4)	11,306,652

Total assets	$12,793,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities (Note 7)	$75,482
Due to Strathmore Minerals Corp. (Note 5)	147,300
222,782
Stockholders’ Equity
Common stock, 750,000,000 shares authorized with a par value of $0.001
(issued: 51,257,518 shares)	51,258
Additional paid-in capital	18,872,433
Deficit accumulated during the exploration stage	(6,353,405)

Total stockholders’ equity	12,570,286

Total liabilities and stockholders’ equity	$12,793,068

Nature of operations and ability to continue as a going concern (Note 2)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in US dollars)
(Unaudited)

	Three Months	Three Months	Nine months	Nine months	Inception
	ended April 30,	ended April	ended	ended	(March 23,
	2008	30, 2007	April 30,	April 30,	2006) to April
			2008	2007	30, 2008

Expenses
Consulting fees (recovery)	$(30,742)	$241,512	$(15,675)	$241,512	$331,227
General and administrative	36,315	18,360	74,925	52,992	156,147
Investor relations	1,815	76,737	108,868	76,937	212,273
Management fees (recovery)	(586,881)	1,251,065	728,582	1,251,065	2,798,664
Mineral property interests (Note 4)	300,936	100,584	1,162,765	100,584	1,828,186
Financing costs	-	-	-	-	709,200
Professional fees	79,322	49,641	256,130	58,241	450,483

Income (loss) from operations	199,235	(1,737,899)	(2,315,595)	1,781,331	(6,486,180)
Interest income	9,524	4,800	92,858	(4,800)	132,775

Net Income (loss)	208,759	(1,733,099)	$(2,222,737)	$(1,776,531)	$(6,353,405)

Basic and diluted income (loss) per	$0.00	(0.02)	$(0.02)	$(0.02)
share

Weighted average number of shares
outstanding	51,048,947	71,092,799	50,970,160	85,049,301

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited)

	Nine	Nine	Inception
	months	months	(March 23,
	ended	ended	2006) to
	April 30,	April 30,	April 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,222,737)	$(1,776,531)	$(6,353,405)
Items not affecting cash:
Stock-based compensation	515,611	1,490,362	2,886,330
Changes in assets and liabilities:
Receivables	(4,712)	-	(7,201)
Prepaid expenses	(2,830)	(20)	(73,000)
Due to Strathmore Minerals Corp.	56,879	(474,415)	147,300
Accounts payable and accrued liabilities	(757,537)	23,737	75,482
Due to subscriber	-	50,000
Net cash used in operating activities	(2,415,326)	(686,867)	(3,324,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	-	5,652,495	5,707,495
Net cash provided by financing activities	-	5,652,495	5,707,495

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights	(876,786)	(100,000)	(976,786)
Net cash used in investing activities	(876,786)	(100,000)	(976,786)

Change in cash and cash equivalents, during the
period	(3,292,112)	4,865,628	1,406,215
Cash and cash equivalents, beginning of period	4,698,327	47,216	-

Cash and cash equivalents, end of period	$1,406,215	$4,912,844	$1,406,215

Cash paid for interest during the period	$-	$-

Cash paid for income taxes during the period	$-	$-

Supplemental Disclosure with respect to Cash flows (Note 9)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from March 23, 2006 (Date of Inception) to April 30, 2008
(Expressed in US dollars)
(Unaudited)

	Number of common shares	Par Value	Additional Paid-in Capital	Deficit Accumulated during the Exploration Stage	Total Stockholders’ Equity

Balance, March 23, 2006
(date of inception)	-	$-	$-	$-	$-
Shares issued:
Initial capitalization	60,000,000	60,000	(58,000)	-	2,000
Private placement	31,800,000	31,800	21,200	-	53,000
Net loss for the period	-	-	-	(9,134)	(9,134)

Balance, July 31, 2006	91,800,000	91,800	(36,800)	(9,134)	45,866
Shares issued:
Private placements	6,131,625	6,132	5,903,868	-	5,910,000
Acquisition of mineral rights	9,000,000	9,000	10,148,143	-	10,157,143
Shares returned to treasury	(56,000,000)	(56,000)	56,000	-	-
Share issue costs	-	-	(257,505)	-	(257,505)
Stock-based compensation	-	-	2,370,719	-	2,370,719
Net loss for the year	-	-	-	(4,121,534)	(4,121,534)

Balance, July 31, 2007	50,931,625	50,932	18,184,425	(4,130,668)	14,104,689
Shares issued:
Acquisition of mineral rights	325,893	326	172,397	-	172,723
Stock-based compensation (Note 6)	-	-	515,611	-	515,611
Net loss for the period	-	-	-	(2,222,737)	(2,222,737)

Balance, April 30, 2008	51,257,518	$51,258	$18,872,433	$(6,353,405)	$12,570,286

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
April 30, 2008 (Expressed in US dollars)

1.	BASIS OF PRESENTATION

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended July 31, 2007. The results of operations for the nine-month period ended April 30, 2008 are not necessarily indicative of the results to be expected for the year ending July 31, 2008.

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $6,353,405 since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements follow the same significant accounting principles as those outlined in the notes to the audited financial statements for the year ended July 31, 2007.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
April 30, 2008 (Expressed in US dollars)

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

In December 2007, the FASB issued SFAS 141R “Business Combinations” which is effective for fiscal years beginning after December 15, 2008.  SFAS 141R which will replace FAS 141, is applicable to business combinations consummated after the effective date of December 15, 2008.  The adoption of this statement is not expected to have a material effect on our company’s future reported financial positions or results of operations.

In December 2007, the FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51”. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity.  SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  SFAS no. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years.  The adoption of this statement is not expected to have a material effect on our company’s future reported financial position or results of operations.

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement is not expected to have a material effect on our company’s future reported financial position or results of operations.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
April 30, 2008 (Expressed in US dollars)

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

In April 2008, the Company and Strathmore reached an agreement to amend certain terms of the option agreement. Pursuant to the terms of the amended agreement the joint operations have been restructured so that they are jointly owned by a Limited Liability Company (“LLC”). The Company maintains its option to earn up to an 80% interest in the LLC, Juniper Ridge Project. The Company is required to incur initial expenditures of $764,518 not later than May 1, 2008 (incurred), a minimum of $300,000 not later than September 1, 2008, a minimum of $500,000 not later than December 31, 2009 and the balance of the $8,000,000 not later than December 31, 2012.

Jeep

The Company entered into an option and joint venture agreement with Strathmore Resources (US) Ltd., a related party under a common director, to explore, develop and mine the Jeep property located in Gas Hills, Freemont County, Wyoming. Under the agreement, the Company has sole and exclusive rights from Strathmore Resources (US) Ltd. to earn-in a 60% interest in the Jeep property in consideration of the Company’s incurring a total of $10,000,000 in expenditures on the Jeep property. The first expenditures in the amount of $250,000 must be met on or before September 29, 2008, with additional expenditures of: $1,250,000 to be expended during the twelve months ended September 29, 2009, $1,500,000 to be expended during the twelve months ended September 29, 2010, $2,000,000 to be expended during the twelve months ended September 29, 2011, $2,000,000 to be expended during the twelve months ended September 29, 2012 and $3,000,000 to be expended during the twelve months ended September 29, 2013. The option agreement was terminated on April 21, 2008.

Sky

The Company entered into an option and joint venture agreement with Strathmore Resources (US) Ltd., a related party under a common director, to explore, develop and mine the Sky property located in West Gas Hills, Freemont County, Wyoming. Under the agreement, the Company has sole and exclusive rights from Strathmore Resources to earn-in a 60% interest in the Sky property in consideration of the Company incurring a total of $7,500,000 in expenditures, over four years, on the Sky property. The first expenditures in the amount of $500,000 must be met on or before September 29, 2008, with additional expenditures of: $2,000,000 to be expended during the twelve months ended September 29, 2009, $2,000,000 to be expended during the twelve months ended September 29, 2010 and $3,000,000 to be expended during the twelve months ended September 29, 2011. The option agreement was terminated on April 21, 2008.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
April 30, 2008 (Expressed in US dollars)

4.	MINERAL RIGHTS (continued)

Beck

On December 28, 2007, the Company entered into a master option agreement with American Nuclear Fuels, as well as six lease and option agreements with individual claimholders, to purchase 185 mining claims, approximating 3,700 acres, in the Uravan uranium belt, Montrose County, Colorado, also known as the Beck Project, in exchange for total payments of $5,968,750 in cash and the issuance of 2,765,625 shares of our common stock, payable over 5 years as follows:

Date	Cash	Number of Shares

October 3, 2007( stand still payment)	$125,000*	-
December 15, 2007 (stand still extension)	250,000*	-
December 28, 2007	80,357*	65,179*
March 31, 2008	321,429*	260,714*
June 15, 2008	312,500	156,250
December 15, 2008	1,035,714	517,857
December 15, 2009	1,000,000	500,000
December 15, 2010	1,000,000	500,000
December 15, 2011	1,000,000	500,000
December 15, 2012	843,750	265,625
Total	$5,968,750	2,765,625

* As of April 30, 2008, the Company has made the total cash payments of $776,786 and issued 325,893 common shares of the Company.

Subsequent to the period ended April 30, 2008, the Company has made the cash payment of $312,500 and it is in the process of issuing 156,250 common shares.

Pursuant to the terms and conditions of the option agreements, Yellowcake has the exclusive right to access, explore and develop the properties. All future production from the property will be subject to a 3.5% royalty based on the contained metal value of ore after deduction of mining, transport and processing costs. Mineral rights are summarized as follows:

April 30, 2008

Juniper Ridge:
Opening balance	$10,257,143
Option payment	100,000
Closing balance	$10,357,143

Beck:
Opening balance	$-
Option payments	776,786
Issuance of 325,893 common shares	172,723
Closing balance	$949,509

Closing balance	$11,306,652

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
April 30, 2008 (Expressed in US dollars)

4.	MINERAL RIGHTS (continued)

Mineral exploration expenditures are summarized as follows:

	Three	Three	Nine	Nine
	months	months	months	months	Inception
	ended	ended	ended	ended	(March 23,
	April 30,	April 30,	April 30,	April 30,	2006) to April
	2008	2007	2008	2007	30, 2008

Juniper Ridge
Claim maintenance	$200,051	$-	$233,459	$-	$257,244
Camp and field supplies	-	24,864	5,776	24,864	12,309
Drilling	15,823	48,050	70,701	48,050	126,658
Geological and geophysical	-	2,670	231,722	2,670	390,640
Travel and accommodation	-	-	7,831	-	11,825
	215,874	75,584	549,489	75,584	798,676
Sky:
Claim maintenance	-	-	6,875	-	6,875
Assaying, testing and analysis	-	-	12,315	-	13,327
Camp and field supplies	-	-	4,734	-	19,723
Drilling	-	-	128,716	-	319,858
Geological and geophysical	-	-	50,018	-	136,522
Travel and accommodation	-	-	1,029	-	5,015
	-	-	203,687	-	501,320
Jeep:
Claim maintenance	-	-	31,699	-	41,797
Assaying, testing and analysis	-	-	951	-	951
Camp and field supplies	-	-	2,229	-	7,052
Drilling	-	-	117,945	-	148,343
Geological and geophysical	-	-	15,428	-	33,734
Travel and accommodation	-	-	1,130	-	5,116
	-	-	169,382	-	236,993
Texas Database:
Geological and geophysical	-	25,000	62,941	25,000	113,931
	-	25,000	62,941	25,000	113,931
Beck:
Claim maintenance	12,317	-	59,605	-	59,605
Assaying, testing and analysis	526	-	6,111	-	6,111
Geological and geophysical	65,174	-	104,505	-	104,505
Travel and accommodation	7,045	-	7,045	-	7,045
	85,062	-	177,266	-	177,266

	$300,936	$100,584	$1,162,765	$100,584	$1,828,186

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
April 30, 2008 (Expressed in US dollars)

5.	DUE TO STRATHMORE MINERALS CORP.

The Company owes amounts which are non-interest bearing and with no specified repayment terms to Strathmore Minerals Corp. (“Strathmore”). The Company formed a limited liability company with Strathmore for mineral exploration on the Juniper Ridge property.

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

On February 21, 2008, the Company issued 65,179 common shares, with a fair value of $0.65 per share, pursuant to a mineral property master option agreement (Note 4). The fair value was based on the quoted market price on the date of issuance.

On April 8, 2008, the Company issued 260,714 common shares, with a fair value of $0.50 per share, pursuant to a mineral property master option agreement (Note 4). The fair value was based on the quoted market price on the date of issuance.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
April 30, 2008 (Expressed in US dollars)

6.	COMMON STOCK (continued) Share purchase warrants

Share purchase warrant transactions are summarized as follows:

		Weighted
		Average
	Number of Share	Exercise Price

Balance at inception and July 31, 2006	-	$-
Issued	2,955,000	1.50
Balance at July 31, 2007 and April 30, 2008	2,955,000	$1.50

At April 30, 2008, the following share purchase warrants were outstanding and exercisable:

Number of Shares	Exercise Price (C$)	Expiry Date

2,070,000	1.50	February 20, 2009
885,000	1.50	February 28, 2009
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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
April 30, 2008 (Expressed in US dollars)

6.	COMMON STOCK (continued)

Stock Options (continued)

Stock option transactions are summarized as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Balance at inception and July 31, 2006	-	$-
Granted	2,600,000	2.71
Balance at July 31, 2007	2,600,000	2.71
Granted	1,000,000	1.20
Cancelled/forfeited	(1,450,000)	2.65
Balance at April 30, 2008	2,150,000	$2.05

At April 30, 2008, the following stock options were outstanding and exercisable:

		Aggregate			Aggregate
		Intrinsic			Intrinsic
Number of		Value		Number of	Value
Options	Exercise	Closing		Options	Closing
Outstanding	Price	Value	Expiry Date	Exercisable	Value
1,000,000	$2.70	$-	March 16, 2012	500,000	$-
100,000	$3.05	$-	April 13, 2012	50,000	$-
50,000	$3.00	$-	April 24, 2012	50,000	$-
1,000,000	$1.20	$-	December 3, 2012	250,000	$-
2,150,000				850,000	-

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.43 per share as of April 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of April 30, 2008 was $Nil. As of April 30, 2008, 850,000 outstanding options were vested and exercisable and the weighted average exercise price was $2.30. The total intrinsic value of options exercised during the period ended April 30, 2008 was $Nil.

As of April 30, 2007, the aggregate intrinsic value of the outstanding exercisable options was approximately $230,000.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
April 30, 2008 (Expressed in US dollars)

6.	COMMON STOCK (continued)

Stock Options (continued)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of April 30, 2008.

		Weighted
		Average
		Grant-Date
	Number of Options	Fair Value

Non-vested options at July 31, 2007	1,950,000	$2.26
Granted	1,000,000	$0.57
Vested	(525,000)	$1.08
Cancelled/forfeited	(1,125,000)	$2.19

Non-vested options at April 30, 2008	1,300,000	$1.51

At April 30, 2008, there was unamortized compensation expense of $887,347 relating to the outstanding unvested options. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 4 years.

Total stock-based compensation is in the Statements of Operations with corresponding additional paid-in capital recorded in stockholders' equity as follows:

	Three	Three	Nine	Nine	Inception
	months	months	months	months	(March 23,
	ended	ended	ended	ended	2006) to
	April 30,	April 30,	April 30,	April 30,	April 30
	2008	2007	2008	2007	2008

Expenses:
Consulting fees	$(40,742)	$239,297	$(78,675)	$239,297	$221,962
Management fees	(656,651)	1,251,065	594,286	1,251,065	2,664,368
	$(697,393)	$1,490,362	$515,611	$1,490,362	$2,886,330

The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted:

Nine Months
Ended April 30,
2008

Risk-free interest rate	3.61% - 4.17%
Expected life of options (years)	4.2 - 5.0
Annualized volatility	119%
Dividend rate	0%

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
April 30, 2008 (Expressed in US dollars)

7.	RELATED PARTY TRANSACTIONS

The Company paid or accrued management fees of $39,621 to a former officer of the Company (2007 - $Nil) and $94,675 to directors of the Company (2007 - $Nil).

At April 30, 2008, included in accounts payable and accrued liabilities was $23,601 owing to a director and a former officer for management fees. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

8.	FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, receivables, accounts payable and accrued liabilities, amounts due to related party and due to Strathmore Minerals Corp. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted. The Company is exposed to currency risk by incurring certain expenditures in currencies other than the Canadian dollar. The Company does not use derivative instruments to reduce this currency risk.

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Non-cash investing and financing activities for the nine months ended April 30, 2008 were as follows:

	i)	The Company issued a total of 325,893 common shares at a value of $172,723 pursuant to a mineral property master option agreement.

Non-cash investing and financing activities for the nine months ended April 30, 2007 were as follows:

i)

The issuance of 9,000,000 common shares pursuant to an option and joint venture agreement wherein the Company acquired sole and exclusive rights to earn-in an 80% interest in the Juniper Ridge project located in Wyoming, USA. The fair value of the shares issued was estimated to be $10,157,143.

	ii)	The issuance of 221,625 common shares was for finders’ fees in connection with two private placements. The fair value of the shares issued was estimated to be $94,731.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Yellowcake” mean Yellowcake Mining Inc., unless the context clearly requires otherwise.

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

Our current plan of operation is to continue to pursue our joint venture with Strathmore Resources (US) Ltd. to explore, develop and mine the Juniper Ridge property located in Wyoming. We have also acquired from American Nuclear Fuels LLC, a Colorado company, 3,700 acres in the Uravan Uranium belt referred to the Uravan-Beck property. We intend to explore, develop, and mine uranium and vandaium from this property

Prior to our determination to focus on becoming a mineral exploration company we focused our initial operations on the production and distribution of educational team sports exercise videos and Internet based software.

Corporate History

Our company was incorporated in the State of Nevada on March 23, 2006. Effective January 23, 2007, we completed a merger with our subsidiary, Yellowcake Mining Inc. and as a result, changed our name from “Hoopsoft Development Corp.” to “Yellowcake Mining Inc.” The address of our principal executive office is 300-1155 West Hastings St., Vancouver, B.C. Canada, V6E 2E9. Our common stock is quoted on the OTC Bulletin Board under the symbol “YCKM”.

On January 23, 2007 we effected a 30 for one forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 25,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.

Mineral Properties

We hold an interest in two groups of mineral properties, as described below:

1.	Juniper Ridge property, Wyoming
2.	Uravan-Beck property, Colorado

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

Juniper Ridge

We hold an option to earn up to an 80% interest in the Juniper Ridge claims pursuant to our March 14, 2007 agreement with Strathmore. The Juniper Ridge claims are located in the Poison Basin uranium district in the south central area of Wyoming, close to the Colorado border. The total acreage of the property is 4,660 acres and over 2,000 historical drill holes have been drilled on the project to verify the resource. One area of interest within the Juniper Ridge project is the Browns Park Formation which is hundreds of feet thick and contains the necessary underground geological structure which may make ISR mining possible. The roughly 2000 historical drill holes have been drilled between 100 and 300 feet in depth, and have shown an average grade of between 0.05% and 0.20% . This grade is economical for ISR mining, and Yellowcake is in the process of confirming all historical data, so as to be able to proceed in the mining process.

On April 21, 2008 we amended our operating agreement with Strathmore Resources (US) Ltd. The amendments are contained in a Limited Liability Company Operating Agreement (“LLC”), dated effective December 31, 2007.

The following terms have been amended:

Yellowcake will contribute exploration and development costs totaling a minimum of $8 million, subject to a $500,000 annual minimum, as outlined in the following schedule:

  $764,518 not later than May 1, 2008, which had been incurred.

  A minimum of $300,000 not later than September 1, 2008.

  A minimum of $500,000 not later than December 31, 2009.

  The balance of the $8 million, as agreed by both Parties based on the availability of financing, but in any case, not later than December 31, 2012.

Uravan-Beck

On October 3, 2007, we entered into a letter of intent (the “LOI”) with American Nuclear Fuels (Colorado) LLC (“ANF”) to acquire an interest in certain uranium properties located in Gateway, Colorado (the “Beck Properties”) owned by Beck Mining Enterprises LLC, BeckWorth Corporation, Bedrock Development LLC, Eagle Venture Group LLC and Bruce Beck (collectively the “Vendors”).

On December 28, 2007 we entered into a master option agreement with American Nuclear Fuels, as well as six lease and option agreements with individual claimholders, to purchase 185 mining claims, approximating 4,793 acres, in the Uravan uranium belt, Montrose County, Colorado, referred to as the Uravan-Beck property in exchange for total payments of $5,968,750 in cash and the issuance of a total of 2,765,625 shares of our common stock, payable and issuable over five years.

As of April 30, 2008, we have issued 325,893 common shares and paid $776,786 in cash pursuant to the terms and conditions of this agreement. In addition, we have also made additional cash payment of $312,500 and are in the process of issuing 156,250 common shares to the vendors.

Under the option agreements, Yellowcake has the exclusive right to access, explore and develop the properties. All future production from the property will be subject to a 3.5% royalty based on the contained metal value of ore after deduction of mining, transport and processing costs.

Termination of Interests

On April 30, 2008 we announced that an agreement has been reached with Strathmore Minerals Corp. to amend our Juniper Ridge Wyoming Joint Venture in Wyoming and terminate our interests in the Sky, Jeep and Conoco Files projects (also known as the Texas Database project), as of April 21, 2008.

Sky

We held an option to earn up to a 60% interest in the Sky claims pursuant to our August 1, 2007 joint venture agreement with Strathmore Resources (US) Ltd. The Sky Project is situated on 1,033 Acres in Fremont County in Wyoming, roughly 25 miles east of the city of Riverton. On April 21, 2008, we entered into a termination agreement with Strathmore Resources (US) Ltd. terminating the option and joint venture agreement dated July 31, 2007 regarding the Sky Project. We have no further obligations under the option and joint venture agreements regarding the Sky Project.

Jeep

We held an option to earn up to a 60% interest in the Jeep claims pursuant to our August 1, 2007 joint venture agreement with Strathmore Resources (US) Ltd. The Jeep Project is in close proximity to the Sky project and is roughly 45 miles east of Riverton. On April 21, 2008, we entered into a termination agreement with Strathmore Resources (US) Ltd. terminating the option and joint venture agreement dated July 31, 2007 regarding the Jeep Project. We have no further obligations under the option and joint venture agreements regarding the Jeep Project.

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

At the Uravan-Beck Property, located in the Uravan district of Colorado, an extensive data base for the Return Mine has been acquired. This data includes over 400 drill holes, mine designs for an expanded mine, and economic models for the proposed mine. We are in the process of obtaining drill permits and intend to drill over 20,000 feet this summer. This drilling will verify the resource at the Return Mine and will verify mineralization at selected other known areas of unmined but known mineralization. Stewart Brothers Drilling of Milan New Mexico has been selected as the drilling contractor. JBR Environmental Consultants Inc. has been selected to obtain the drill permits for Yellowcake. Drilling will begin as soon as the permits are received. Bids have also been received from 3 logging companies.

Cash Requirements

Over the next 12 months ending June 13, 2009 we expect to require approximately $5,226,000 to pay for our obligations under our joint venture agreements and operating expenses. During the year ended July 31, 2007, we raised $5,652,495 pursuant to our equity financings.

As at April 30, 2008, we had cash and cash equivalents of approximately $1,406,215, accordingly we will need to obtain additional financing of approximately $3.8 million to satisfy our cash requirements for the next twelve months. There can be no assurance that any such funds can be raised.

Over the next 12 months ending June 12, 2009, we anticipate that we will incur the following operating expenses:

Expense	Cost
Consulting Fees	$60,000
General and administrative	150,000
Investor relations	226,000
Management fees	1,300,000
Juniper Project	1,500,000
Beck Project	1,700,000
Professional fees	350,000

Total	$5,226,000

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 13, 2009 other than office computers, furnishings, and communication equipment as required.

Liquidity and Financial Condition

Working Capital

	At April 30, 2008	At July 31, 2007
Current assets	$1,486,416	$4,770,986
Current liabilities	222,782	923,440
Working capital	$1,263,634	$3,847,546

Cash Flows

	Nine Months Ended April 30
	2008	2007
Net cash used in operating activities	$(2,415,326)	$(686,867)
Net cash provided by financing activities		5,652,495
Net cash used in investing activities	$(876,786)	$(100,000)

Future Financings

Our plan of operation calls for significant expenses in connection with our properties. We recorded income from operations of $208,759 for the nine months ended April 30, 2008 due to the reversal of previously recorded stock based compensation on unvested options cancelled during our most recent quarter. As of April 30, 2008, we have a deficit accumulated during the exploration stage of $6,353,405 since inception. As at April 30, 2008 we had cash of approximately $1,406,215, and for the next 12 months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be approximately $5,226,000, including additional expenditures anticipated upon closing of an agreement with American Nuclear Fuels. Accordingly we do not have sufficient funds to meet our planned expenditures over the next 12 months and will need to seek additional financing to meet our planned expenditures.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above for the next 12 months, in their report on the annual financial statements for the year ended July 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Our company capitalizes the cost of acquiring mineral property interests, including undeveloped mineral property interests, until the viability of the mineral interest is determined. Capitalized acquisition costs are expensed if it is determined that the mineral property has no future economic value. Exploration stage mineral interests represent interests in properties that are believed to potentially contain (i) other mineralized material such as measured, indicated or inferred resources with insufficient drill hole spacing to qualify as proven and probable mineral reserves and (ii) other mine-related or greenfield exploration potential that is not an immediate part of measured or indicated resources. Our company’s mineral rights are generally enforceable regardless of whether proven and probable reserves have been established. Our company has the ability and intent to renew mineral rights where the existing term is not sufficient to recover undeveloped mineral interests.

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management of our company reviews the carrying value of each mineral property periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. No write downs of mineral property interests were recorded in the period ended April 30, 2008.

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company will record an asset retirement obligation to reflect its legal obligations related to future abandonment of its oil and gas interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our company will reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed, our company will accordingly update its assessment. At April 30, 2008, our company had not undertaken any drilling activity on its properties had not incurred significant reclamation obligations. As such, no asset retirement obligation accrual was made in the April 30, 2008 financial statements.

Stock-based Compensation

Management has made significant assumptions and estimates determining the fair market value of stock-based compensation granted to employees and non-employees. These estimates have an effect on the stock-based compensation expense recognized and the additional paid-in capital and share capital balances on our company’s Balance Sheet. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. For non-employees, such amount is revalued on a quarterly basis. To date, substantially all of our stock option grants have been to directors and employees. Increases in our share price will likely result in increased stock option compensation expense. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted for the purposes of the Black-Scholes calculation is the term of the award. Because our company has only recently become a mineral exploration company, the expected volatility is based on comparable junior mineral exploration companies who granted similar term options. These estimates involve inherent uncertainties and the application of management judgment. An expected forfeiture rate of nil was used in the recognition of compensation expense for those options not yet vested at April 30, 2008.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In September 2006, the Securities Exchange Commissions (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on our company’s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our company’s future reported financial position or results of operations.

In December 2007, the FASB issued SFAS 141R “Business Combinations” which is effective for fiscal years beginning after December 15, 2008. SFAS 141R, which will replace FAS 141, is applicable to business combinations consummated after the effective date of December 15, 2008. The adoption of this statement is not expected to have a material effect on our company’s future reported financial position or results of operations.

In December 2007, the FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51”. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of this statement is not expected to have a material effect on our company’s future reported financial position or results of operations.

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement is not expected to have a material effect on our company’s future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on our company’s reported financial position or results of operations.

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

Our company adopted the requirements of FSP EITF No. 00-19-2 during the year ended July 31, 2007 in respect to registration rights attached to certain private placements completed in the 2007 fiscal year.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

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

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any ‘reserve’ and any funds that we spend on exploration will probably be lost.

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

Uranium prices have been highly volatile, and are affected by numerous international economic and political factors which Yellowcake has no control. The spot price of uranium has varied over the last four years from approximately US $10.00 per pound to a high of US $138.00 per pound, to the price, as of April 11, 2008, of approximately US $71.00 per pound. Uranium is primarily used for power generation in nuclear power plants, and the number of customers is somewhat limited in comparison to other global commodities. The price of uranium is affected by numerous factors beyond our control, including the demand for nuclear power, increased supplies from both existing and new uranium mines, sales of uranium from existing government stockpiles, and political and economic conditions. Our company’s long-term success is highly dependent upon the price of uranium, as the economic feasibility of any ore body discovered on its properties would in large part be determined by the prevailing market price of uranium. If a profitable market does not exist, we may have to cease operations.

The uranium exploration and mining industry is highly competitive.

The uranium industry is highly competitive, and Yellowcake is required to compete with other corporations that may have greater resources than ours. Such corporations could outbid us for potential projects or produce minerals at lower costs which would have a negative effect on our operations.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our accumulated net loss from inception (March 23, 2006) to April 30, 2008 was $6,353,405. We had cash and cash equivalents in the amount of $1,406,215 as of April 30, 2008 which is not expected to meet our planned cash requirements for the ensuing year. We cannot provide assurances that we will be able to successfully explore our properties and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as further described in a note to our unaudited financial statements for the period ended April 30, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

ITEM 3. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, our Chief Executive Officer after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), has concluded that, subject to the inherent limitations noted in this Part (ii), Item 3, as of April 30, 2008, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of April 30, 2008.

Based on its evaluation under the framework in Internal Control—Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of April 30, 2008, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This quarterly report does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls

Our Chief Executive Officer does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the quarter ended April 30, 2008, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

(i)	Lack of a sufficient number of independent directors for our board and audit committee. As a publicly-traded company, we should strive to have a majority of our board of directors be independent;

(ii)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the quarter ended April 30, 2008, we had limited staff at our executive office in Vancouver, British Columbia that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;

(iii)

Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management; and

(iv)

Our company's accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's April 30, 2008 financial statements.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2008 assessment of the effectiveness of our internal control over financial reporting.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this quarterly report. Such remediation activities include the following:

(1)	We continue to recruit one or more additional independent board members to join our board of directors; and

(2)	We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

Changes in Internal Controls over Financial Reporting

There were no changes in internal control over financial reporting during the third quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

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

2.	On April 10, 2008 we issued 260,714 shares of our common stock to certain claimholders pursuant to a master option agreement with American Nuclear Fuels.

We issued the shares to 14 US persons pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

1.	On April 2, 2008, Hamish Malkin resigned as chief financial officer and treasurer of our company and William Tafuri was appointed as our interim chief financial officer and treasurer.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on September 22, 2006)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on September 22, 2006)
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
10.13

Form of Master Agreement Concerning Lease and Option for Purchase and Sale of Mining Properties (Mining Claims, Montrose County, Colorado) (incorporated by reference from our Current Report on Form 8-K filed on January 7, 2008)

10.14

Limited Liability Company Operating Agreement dated effective December 31, 2007 with Strathmore Resources (US) Ltd. (incorporated by reference from our Current Report on Form 8-K, filed on May 1, 2008)

Exhibit Number	Description
10.15	Jeep Project Termination Agreement dated April 21, 2008 with Strathmore Resources (US) Ltd. (incorporated by reference from our Current Report on Form 8-K, filed on May 1, 2008)
10.16	Sky Project Termination Agreement dated April 21, 2008 with Strathmore Resources (US) Ltd. (incorporated by reference from our Current Report on Form 8-K, filed on May 1, 2008)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on November 14, 2007)
16.1	Letter on change in certifying accountant (incorporated by reference from our Current Report on Form 8-K, filed on June 14, 2007 and amended on July 12, 2007)
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-KSB, filed on November 14, 2007)
99.2	Nominating Committee Charter (incorporated by reference from our Annual Report on Form 10-KSB, filed on November 14, 2007)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YELLOWCAKE MINING INC.

By: /s/ William J. Tafuri
William J. Tafuri
President, Chief Financial Officer Secretary and Director
(Principal Executive Officer, Principal Financial Officer)
Dated: June 23, 2008