Form 10KSB/A
period 2007-07-31
YELLOWCAKE MINING INC.
filed 2008-09-03
CIK 1375483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 F

or the transition period from ________________ to ________________

Commission file number 000-52293

YELLOWCAKE MINING INC.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

598-999 Canada Place, Vancouver BC	V6C 3E1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (604) 685-4048

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

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
Yes [X]   No [   ]

Large Accelerated Filer |_|                       Accelerated Filer |_|
Non-Accelerated Filer |_|                         Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

State issuer’s revenues for its most recent fiscal year. $Nil

- ii -

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

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Explanatory Note: We are filing this amended annual report on Form 10-KSB/A because subsequent to the issuance of the July 31, 2007 financial statements, management identified an error in the recognition of stock-based compensation included in management fees. The error is due to oversight and incorrect use of information related to the vesting of stock options granted to directors and officers. As a result, the Form 10-KSB/A has been updated to reflect the following:

  In item 6, certain financial information has been updated;

  In item 7, the stock based compensation, additional paid-in capital and deficit accumulated during the development stage has increased by $798,117 for the year ended July 31, 2007;

  In item 7, the net loss per share on the statement of operations for the year ended July 31, 2007 has increased from $0.04 (previously recorded) to $0.05;

  In item 7, the segmented information and income taxes disclosures as note 7 and note 8 respectively for the year ended July 31, 2007 have also been updated to reflect the correct;

  In item 8A, additional disclosures in respect of the internal controls have been added;

  In item 10, the related executive compensation has been revised and

  In item 12, additional subsequent events related to the departure of certain officers and amended option agreements have been added.

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

Introduction

We are an exploration stage company. We currently have no business revenue and our assets primarily consist of cash and mineral and joint venture rights. There can be no assurance that we will generate revenues in the future, nor that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since the inception of our operations. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

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

Please see the section entitled “Subsequent Events” on page 38 of this document.

Corporate History

Our company was incorporated in the State of Nevada on March 23, 2006. Effective January 23, 2007, we completed a merger with our subsidiary, Yellowcake Mining Inc. and as a result, changed our name from “Hoopsoft Development Corp.” to “Yellowcake Mining Inc.” The address of our principal executive office is 598-999 Canada Place, Vancouver BC V6C 3E1. Our common stock is quoted on the OTC Bulletin Board under the symbol "YCKM".

On January 23, 2007 we effected a 30 for one forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 25,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.

Recent Corporate Developments

During our fiscal year ended July 31, 2007 until November 14, 2007, we experienced the following significant corporate developments:

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

2.

Effective July 31, 2007, we entered into an option and joint venture agreement with Strathmore Resources (US) Ltd., a subsidiary of Strathmore Minerals Corp., to explore, develop and mine the Jeep property located in Gas Hills, Freemont County, Wyoming. The agreement superseded and replaced all prior agreements of the parties respecting the Jeep property. Under the agreement, we acquired the sole and exclusive rights from Strathmore Resources to earn-in a 60% interest in the Jeep property in consideration of our incurring a total of $10,000,000 in expenditures on the Jeep property. The first expenditures in the amount of $250,000 must be expended on or before September 29, 2008, with expenditures of $1,250,000 to be met on or before September 29, 2009, $1,500,000 to be expended on or before September 29, 2010, $2,000,000 to be expended on or before September 29, 2011, $2,000,000 to be expended on or before September 29, 2012 and $3,000,000 on or before September 29, 2013. The agreement terminates in the event that we fail to incur the required expenditure costs within seven days of the date they are due or we give 30 days notice of termination under the agreement. Upon acquiring a 60% interest in the property we agreed to enter into a joint venture with Strathmore Resources for the further development of the property.

3.

Effective July 31, 2007, we entered into an option and joint venture agreement with Strathmore Resources (US) Ltd. to explore, develop and mine the Sky property located in West Gas Hills, Freemont County, Wyoming. The agreement superseded and replaced all prior agreements of the parties respecting the Sky property. Under the agreement, we have sole and exclusive rights from Strathmore Resources to earn-in a 60% interest in the Sky property in consideration of our incurring a total of $7,500,000 in expenditures, over four years, on the Sky property. The first expenditures in the amount of $500,000 must be met on or before September 29, 2008, with expenditures of $2,000,000 to be met on or before September 29, 2009, $2,000,000 to be met on or before September 29, 2010 and $3,000,000 to be met on or before September 29, 2011. The agreement terminates in the event that we fail to incur the required expenditure costs within seven days of the date they are due or we give 30 days notice of termination under the agreement. Upon acquiring a 60% interest in the property we agreed to enter into a joint venture with Strathmore Resources for the further development of the property.

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

6.

On March 14, 2007 we entered into an option agreement with Strathmore Minerals Corp. (“Strathmore”) pursuant to which we acquired an option to earn up to an 80% interest in certain unpatented mining claims and leases known as the Juniper Ridge Project located in Carbon County, Wyoming. Pursuant to the terms of the agreement in order to exercise the option and acquire an undivided 80% interest in the property, we agreed to: (i) issue 9,000,000 restricted shares of Yellowcake to Strathmore (which shares were issued to Strathmore in March, 2007), (ii) pay $100,000 upon closing to Strathmore; pay $100,000 on each anniversary date for four years following the execution of the agreement for a total obligation of $500,000; (iii) expend on property exploration a total of $1.6 million per year for a period of five years totalling $8,000,000; and (iv) pay a royalty payment of 3% on the optioned portion on all future production from the property. The agreement was also subject to raising $4,000,000 in equity financing and the cancellation of 56,000,000 shares of our common stock by a principal of the Company. Once we have fulfilled our obligations under the agreement and acquired the 80% interest we agreed to form a joint venture on the property with Strathmore in order to bring the property to production. Prior to the date we acquire our 80% interest in the joint venture we may terminate the agreement at any time on 30 days notice to Strathmore.

7.

On March 2, 2007, we appointed Robert Rich to our board of directors. Mr. Rich is a registered professional geologist with over 35 years experience in the nuclear power industry. From 1988 to the present Mr. Rich has been the President of Rich Associates, Inc. in Orleans, Massachusetts where he provides marketing & sales, contracting procurement, market analysis and company/property evaluation services in the areas of nuclear power and nuclear fuel commodities. Mr. Rich received a PhD and MA in Geological Sciences from Harvard University in 1975 and 1970 respectively.

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

Mineral Properties

Please see the section entitled “Subsequent Events” on page 38 of this document.

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

Juniper Ridge

We hold an option to earn up to an 80% interest in the Juniper Ridge claims pursuant to our March 14, 2007 agreement with Strathmore. The Juniper Ridge claims are located in the Poison Basin uranium district in the south central area of Wyoming, close to the Colorado border. The total acreage of the property is 3,200 acres and over 2,000 historical drill holes have been drilled on the project to verify the resource. One area of interest within the Juniper Ridge project is the Browns Park Formation which is 100’s of feet thick and contains the necessary underground geological structure to make ISR Mining possible. The roughly 2,000 historical drill holes have been drilled between 100 and 300 feet in depth, and have shown an average grade of between 0.05% and 0.20% . This grade is economical for ISR mining, and Yellowcake is in the process of confirming all historical data, so as to be able to proceed in the mining process.

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

Competition

We are a mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those currently available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

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

Holding costs of the unpatented lode mining claims include a claim maintenance fee of $125.00 per claim payable to the Bureau of Land Management on or before September 1 of each calendar year and those for recording an affidavit and Notice of Intent to hold with the Office of the Clerk, Fremont County Wyoming. County filing fees for documents is $8.00 for the first page and $3.00 per page thereafter, with up to 10 sections of land noted per document. The above Bureau of Land Management maintenance fees will be due again before September 1, 2007, and each year thereafter, the affidavit and Notice of Intent fees will be due again before December 31, 2007, and each year thereafter, with both as modified by future legislation.

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

Please see the section entitled "Subsequent Events" on page 38 of this document.

Item 2. Description of Property.

Executive Offices

The address of our principal executive office is 598-999 Canada Place, Vancouver BC V6C 3E1. We pay $800 per month for rental of our principal office which consists of 100 square feet. The rental is on a month to month basis.

Mineral Properties

Jeep Property, Gas Hills, Freemont County, WY

Joint Venture Agreement with Strathmore Resources

Effective July 31, 2007, we entered into an option and joint venture agreement with Strathmore Resources (US) Ltd., a subsidiary of Strathmore Minerals Corp., to explore, develop and mine the Jeep property located in Gas Hills, Freemont County, Wyoming. The agreement superseded and replaced all prior agreements of the parties respecting the Jeep property. Under the agreement, we acquired the sole and exclusive rights from Strathmore Resources to earn-in a 60% interest in the Jeep property in consideration of our incurring a total of $10,000,000 in expenditures on the Jeep property. The first expenditures in the amount of $250,000 must be expended on or before September 29, 2008, with expenditures of $1,250,000 to be met on or before September 29, 2009, $1,500,000 to be expended on or before September 29, 2010, $2,000,000 to be expended on or before September 29, 2011, $2,000,000 to be expended on or before September 29, 2012 and $3,000,000 on or before September 29, 2013. The agreement terminates in the event that we fail to incur the required expenditure costs within 7 days of the date they are due or we give 30 days notice of termination under the agreement. Upon acquiring a 60% interest in the property we agreed to enter into a joint venture with Strathmore Resources for the further development of the property.

Description of Jeep Claims

The Jeep Property consists of 152 unpatented lode mining claims totalling approximately 3,140 acres, see Figure 1 below. The Property is located in central Wyoming lying along the south-western extent of the Gas Hills Uranium District. The 152 unpatented mining claims are located on public lands administered by the U.S. Bureau of Land Management, are contiguous and consist of the following claim names and numbers: SC 1-30 (Wyoming Mining Claim [WMC] 275871-275900), SC 31-98 (WMC 279533-279600) and SC 99-152 (WMC 286144-286197). The claims are listed on the Bureau of Land Management Geographic Index Report (LR2000) with location dates of April 27, 2006 (SC 1-30), October 25, 2006 (SC 31-96), October 31, 2006 (SC 97, 98), May 1, 2007 (SC 99-134) and May 2, 2007 (SC 135-152) with a current assessment year of 2008.

Figure 1 – Location of Jeep Claims

Location, Access and Infrastructure

The Jeep Property can be accessed by traveling 45 miles southeast of Riverton along Gas Hills Rd (WY State Hwy 136) to the junction of Fremont County Rd 5 (Ore Haul Rd). Thereafter, one turns right and travels south along the Ore Haul Rd approximately 7 miles to the northern edge of the Jeep Property.

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

(iii)	expend on property exploration a total of $1.6 million per year for a period of five years for a total obligation of $8 million; and

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

Description of Juniper Ridge Claims

The Juniper Ridge property consists of 128 unpatented lode mining claims, see Figure 2 below. The Property is located in central Wyoming lying along the south-western extent of the Gas Hills Uranium District. The 128 unpatented mining claims are located on public lands administered by the U.S. Bureau of Land Management (BLM), are contiguous and consist of the following claim names and numbers:

		Location
	Claim	Last	Property		Claim	Location	Property
Claim No.	Name	Book	Name	Claim No.	Name	Last Book	Name
WMC259971	RC-1	1056	Red Creek	WMC260180	RC-64	1057	Red Creek
WMC259972	RC-2	1056	Red Creek	WMC260181	RC-65	1057	Red Creek
WMC259973	RC-3	1056	Red Creek	WMC260182	RC-66	1057	Red Creek
WMC259974	RC-4	1056	Red Creek	WMC260183	RC-67	1057	Red Creek
WMC259975	RC-5	1056	Red Creek	WMC260184	RC-68	1057	Red Creek
WMC259976	RC-6	1056	Red Creek	WMC260185	RC-69	1057	Red Creek
WMC259977	RC-7	1056	Red Creek	WMC260186	RC-70	1057	Red Creek
WMC259978	RC-8	1056	Red Creek	WMC260187	RC-71	1057	Red Creek

		Location
	Claim	Last	Property		Claim	Location	Property
Claim No.	Name	Book	Name	Claim No.	Name	Last Book	Name
WMC259979	RC-9	1056	Red Creek	WMC260188	RC-72	1057	Red Creek
W M C259980	RC-10	1056	Red Creek	WMC260189	RC-73	1057	Red Creek
W M C259981	RC-11	1056	Red Creek	WMC260190	RC-74	1057	Red Creek
W M C259982	RC-12	1056	Red Creek	WMC260533	RC-75	1060	Red Creek
W M C259983	RC-13	1056	Red Creek	WMC260534	RC-76	1060	Red Creek
W M C259984	RC-14	1056	Red Creek	WMC260535	RC-77	1060	Red Creek
W M C259985	RC-15	1056	Red Creek	WMC260536	RC-78	1060	Red Creek
W M C259986	RC-16	1056	Red Creek	WMC260537	RC-79	1060	Red Creek
W M C259987	RC-17	1056	Red Creek	WMC260538	RC-80	1060	Red Creek
W M C259988	RC-18	1056	Red Creek	WMC260539	RC-81	1060	Red Creek
W M C259989	RC-19	1056	Red Creek	WMC260540	RC-82	1060	Red Creek
W M C259990	RC-20	1056	Red Creek	WMC260541	RC-83	1060	Red Creek
W M C259991	RC-21	1056	Red Creek	WMC260542	RC-84	1060	Red Creek
W M C259992	RC-22	1056	Red Creek	WMC260543	RC-85	1060	Red Creek
W M C259993	RC-23	1056	Red Creek	WMC260544	RC-86	1060	Red Creek
W M C259994	RC-24	1056	Red Creek	WMC260545	RC-87	1060	Red Creek
W M C259995	RC-25	1056	Red Creek	WMC260546	RC-88	1060	Red Creek
W M C259996	RC-26	1056	Red Creek	WMC260547	RC-89	1060	Red Creek
W M C259997	RC-27	1056	Red Creek	WMC260548	RC-90	1060	Red Creek
W M C259998	RC-28	1056	Red Creek	WMC260549	RC-91	1060	Red Creek
W M C259999	RC-29	1056	Red Creek	WMC260550	RC-92	1060	Red Creek
WMC 260000	RC-30	1056	Red Creek	WMC260551	RC-93	1060	Red Creek
W M C260001	RC-31	1056	Red Creek	WMC260552	RC-94	1060	Red Creek
W M C260002	RC-32	1056	Red Creek	WMC260553	RC-95	1060	Red Creek
W M C260003	RC-33	1056	Red Creek	WMC260554	RC-96	1060	Red Creek
WMC260004	RC-34	1056	Red Creek	WMC260555	RC-97	1060	Red Creek
WMC260005	RC-35	1056	Red Creek	WMC260556	RC-98	1060	Red Creek
WMC260006	RC-36	1056	Red Creek	WMC260557	RC-99	1060	Red Creek
WMC260007	RC-37	1056	Red Creek	WMC260558	RC-100	1060	Red Creek
WMC260008	RC-38	1056	Red Creek	WMC260559	RC-101	1060	Red Creek
WMC260009	RC-39	1056	Red Creek	WMC260560	RC-102	1060	Red Creek
WMC260010	RC-40	1056	Red Creek	WMC260561	RC-103	1060	Red Creek
WMC260157	RC-41	1057	Red Creek	WMC260562	RC-104	1060	Red Creek
WMC260158	RC-42	1057	Red Creek	WMC260563	RC-105	1060	Red Creek
WMC260159	RC-43	1057	Red Creek	WMC260564	RC-106	1060	Red Creek
WMC260160	RC-44	1057	Red Creek	WMC260565	RC-107	1060	Red Creek
WMC260161	RC-45	1057	Red Creek	WMC260566	RC-108	1060	Red Creek
WMC260162	RC-46	1057	Red Creek	WMC260567	RC-109	1060	Red Creek
WMC260163	RC-47	1057	Red Creek	WMC260568	RC-110	1060	Red Creek
WMC260164	RC-48	1057	Red Creek	WMC260569	RC-111	1060	Red Creek
WMC260165	RC-49	1057	Red Creek	WMC260570	RC-112	1060	Red Creek
WMC260166	RC-50	1057	Red Creek	WMC260571	RC-113	1060	Red Creek

		Location
	Claim	Last	Property		Claim	Location	Property
Claim No.	Name	Book	Name	Claim No.	Name	Last Book	Name
WMC260167	RC-51	1057	Red Creek	WMC260572	RC-114	1060	Red Creek
WMC260168	RC-52	1057	Red Creek	WMC260573	RC-115	1060	Red Creek
WMC260169	RC-53	1057	Red Creek	WMC260574	RC-116	1060	Red Creek
WMC260170	RC-54	1057	Red Creek	WMC260575	RC-117	1060	Red Creek
WMC260171	RC-55	1057	Red Creek	WMC260576	RC-118	1060	Red Creek
WMC260172	RC-56	1057	Red Creek	WMC260577	RC-119	1060	Red Creek
WMC260173	RC-57	1057	Red Creek	WMC260578	RC-120	1060	Red Creek
WMC260174	RC-58	1057	Red Creek	WMC260579	RC-121	1060	Red Creek
WMC260175	RC-59	1057	Red Creek	WMC260580	RC-122	1060	Red Creek
WMC260176	RC-60	1057	Red Creek	WMC260581	RC-123	1060	Red Creek
WMC260177	RC-61	1057	Red Creek	WMC260582	RC-124	1060	Red Creek
WMC260178	RC-62	1057	Red Creek	WMC260583	RC-125	1060	Red Creek
WMC260179	RC-63	1057	Red Creek	WMC260584	RC-126	1060	Red Creek
				WMC260585	RC-127	1060	Red Creek
				WMC260586	RC-128	1060	Red Creek

Figure 2 – Location of Juniper Ridge Property

Location, Access and History of Exploration of Juniper Ridge

The Juniper Ridge project is located in the Poison Basin uranium district in the south central area of Wyoming, close to the Colorado border. The total acreage of the property is 3,200 acres and over 2,000 historical drill holes have been drilled on the project to verify the resource. An area of interest within the Juniper Ridge project is the Browns Park Formation which is 100’s of feet thick and contains the necessary underground geological structure to make ISR Mining possible. The roughly 2,000 historical drill holes have been drilled between 100 and 300 feet in depth, and have shown an average grade of between 0.05% and 0.20% . This grade is economical for ISR mining, and Yellowcake is in the process of confirming all historical data, so as to be able to proceed in the mining process.

Sky Property, West Gas Hills, Freemont County, WY

Joint Venture with Strathmore Resources

Effective July 31, 2007, we entered into an option and joint venture agreement with Strathmore Resources (US) Ltd. to explore, develop and mine the Sky property located in West Gas Hills, Freemont County, Wyoming. The agreement superseded and replaced all prior agreements of the parties respecting the Sky property. Under the agreement, we acquired the option to earn a 60% interest in the Sky property in consideration of our incurring a total of $7,500,000 in expenditures, over four years, on the Sky property. The first expenditures in the amount of $500,000 must be met on or before September 29, 2008 (which expenditures were met), with expenditures of

$2,000,000 to be met on or before September 29, 2009, $2,000,000 to be met on or before September 29, 2010 and $3,000,000 to be met on or before September 29, 2011. The agreement terminates in the event that we fail to incur the required expenditure costs within seven days of the date they are due or we give 30 days notice of termination under the agreement. Upon acquiring a 60% interest in the property we agreed to enter into a joint venture with Strathmore Resources for the further development of the property.

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

BLM Serial#	Claim Name	Subd.	Township	Range
WMC260126	CR-1	NW	31N	95W
WMC260127	CR-2	NE NW	31N	95W
WMC260128	CR-3	NW	31N	95W
WMC260129	CR-4	NE NW	31N	95W
WMC260130	CR-5	NW	31N	95W
WMC260131	CR-6	NE NW	31N	95W
WMC260132	CR-7	NW	31N	95W
WMC260133	CR-8	NE NW	31N	95W
WMC260134	CR-9	NW SW	31N	95W
WMC260135	CR-10	NE NW SW SE	31N	95W
WMC260136	CR-11	SW	31N	95W
WMC260137	CR-12	SW SE	31N	95W
WMC260138	CR-13	SW	31N	95W
WMC260139	CR-14	SW SE	31N	95W
WMC260140	CR-15	NE NW	31N	95W
WMC260141	CR-16	NE	31N	95W
WMC260142	CR-17	NE NW	31N	95W
WMC260143	CR-18	NE	31N	95W
WMC260144	CR-19	NE NW	31N	95W
WMC260145	CR-20	NE	31N	95W
WMC260146	CR-21	NE NW	31N	95W
WMC260147	CR-22	NE	31N	95W
WMC260148	CR-23	NE NW SW SE	31N	95W
WMC260149	CR-24	NE SE	31N	95W
WMC260150	CR-25	SW SE	31N	95W
WMC260151	CR-26	SE	31N	95W
WMC260152	CR-27	SW SE	31N	95W
WMC260153	CR-28	SE	31N	95W
WMC260154	CR-29	SE	32N	95W
WMC260155	CR-30	SE	32N	95W
WMC260156	CR-31	SE	32N	95W
WMC278221	CR-32	SE	32N	95W
WMC278222	CR-33	NE SE	32N	95W
WMC278223	CR-34	NE	32N	95W
WMC278224	CR-35	NE	32N	95W

BLM Serial#	Claim Name	Subd.	Township	Range
WMC278225	CR-36	SW SE	32N	95W
WMC278226	CR-37	SW SE	32N	95W
WMC278227	CR-38	SW SE	32N	95W
WMC278228	CR-39	SW SE	32N	95W
WMC278229	CR-40	NE NW SW SE	32N	95W
WMC278230	CR-41	NE NW	32N	95W
WMC278231	CR-42	NE NW	32N	95W
WMC278232	CR-43	SW SE	31N	95W
WMC278233	CR-44	SE	31N	95W
WMC278234	CR-45	SW SE	31N	95W
WMC278235	CR-46	SE	31N	95W
WMC278236	CR-47	SW	31N	95W
WMC278237	CR-48	SW SE	31N	95W
WMC278238	CR-49	SW	31N	95W
WMC278239	CR-50	SW SE	31N	95W

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

Please see the section entitled "Subsequent Events" on page 38 of this document.

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

Subsequent to the issuance of the July 31, 2007 consolidated financial statements, we have corrected an error in the calculation of stock-based compensation included in management fees resulting from the vesting of stock options granted to directors and officers. As a result of the stock-based compensation has increased by $798,117.

Plan of Operations and Cash Requirements Over the Next Twelve Months

Please see the section entitled “Subsequent Events” beginning on page 38 of this document for our plan of operations and cash requirements over the next twelve months as at August 31, 2008.

Exploration Projects

At the Jeep Property, 54 lode mining claims were added to the project during summer, 2007, bringing the total number to 152 claims. This addition increased the project to 3,140 acres in size.

At the Juniper Ridge Property, located in the Poison Basin Uranium District of south-central Wyoming, 73 lode mining claims were added to the project earlier this summer, bringing the total number there to 201 claims in addition to one State of Wyoming Mineral Lease. This addition increased the project to 4,793 acres in size from the previous 3,200 acres. Permitting activities at Juniper Ridge are ongoing with Strathmore Mineral Corp. having received permits to begin monitor well installation of six groundwater wells. Upon completion, pump tests will be performed to determine the hydrologic characteristics of possible aquifers, and to obtain samples to determine baseline water quality. Drilling and installation activities are scheduled for spring 2008, in addition to plans for extensive exploration drilling to increase the extent of the known mineralization.

Cash Requirements

As at July 16, 2008, we had cash and cash equivalents of approximately $1,406,215, accordingly we will need to obtain additional financing of approximately $3.8 million to satisfy our cash requirements for the next twelve months. There can be no assurance that any such funds can be raised.

Over the next 12 months ending August 31, 2009, we anticipate that we will incur the following operating expenses:

Expense	Cost
Consulting Fees	$60,000
General and administrative	150,000
Investor relations	226,000
Management fees	1,300,000
Juniper Project	1,500,000
Beck Project	1,700,000
Professional fees	350,000

Total	$5,226,000

Results of Operations

Summary of Year End Results

	Year Ended July 31, 2007	Inception (March 31, 2006) to July 31, 2006
	(Restated)
Interest income	$(39,917)	$Nil
Expenses	$4,161,451	$9,134
Net Loss	$4,121,534	$9,134

Revenue

We are presently in the exploration stage of our business, have not earned any revenues to date, and do not anticipate earning revenues, if ever, until such time as we discover commercially extractable quantities of uranium and enter into commercial production of our current claims, or any other mineral property we may acquire from time to time, under a joint venture agreement or other arrangement.

Expenses	Year Ended	Inception
	July 31, 2007	(March 31, 2006)
	(Restated)	to July 31, 2006
Management fees	$2,070,082	$-
Mineral property interests	665,421	-
General and administrative	73,687	7,534
Investor relations and communications	101,806	1,600
Consulting fees	346,902	-
Financing Costs	709,200	-

	Year Ended	Inception
	July 31, 2007	(March 31, 2006)
	(Restated)	to July 31, 2006
Professional fees	194,353	-
Total expenses	$4,161,451	$9,134

Total operating expenses during fiscal 2007 increased substantially as compared to fiscal 2006 because during the prior 4 month period the Company was in the initial stages of developing a business plan. The original business plan to develop educational software was abandoned in December 2006 when the Company began operations as a mineral exploration company.

For the year ended July 31, 2007, management fees and consulting fees include an aggregate of $2,370,719 in stock-based compensation representing the fair value of 2,600,000 stock options granted to directors, officers and consultants. Mineral property interests represent expenditures under the option agreement to earn an interest in the Juniper Ridge property, funds expended on the Texas data base and exploration expenses incurred under binding letters of intent to enter into option agreements on the Sky and Jeep properties. General and administrative expense includes rent, travel, office supplies and office services. Professional fees include legal expenses in connection with major contracts and general corporate matters and audit expense for the year. Financing costs include the cost of penalties incurred by the Company in failing to meet certain conditions of the registration rights of subscribers of the Company’s February, 2007 private placements.

Liquidity and Financial Condition

Working Capital

	July 31,
	2007	July 31,
	(Restated)	2006
Current Assets	$4,770,986	$47,366
Current Liabilities	923,440	1,500
Working Capital	$3,847,546	$45,866

Cash Flows
	Year Ended	Inception (March 31, 2006) to
	July 31, 2007	July 31, 2006
Net cash used in Operating Activities	$(901,384)	$(7,784)
Net cash used in Investing Activities	(100,000)	-
Net cash provided by Financing Activities	5,652,495	55,000
Change in Cash and Cash Equivalents During the Period	$4,651,111	$47,216

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to achieve its operating objectives, confirmation of our company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2007, our company has accumulated losses of $4,130,668 since inception. As at October 31, 2007 we had cash of approximately $3,900,000, accordingly needed to obtain additional financing of approximately $500,000 to satisfy our cash requirements of $4,300,000 for the next twelve months.

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

Uranium prices have been highly volatile, and are affected by numerous international economic and political factors which Yellowcake has no control. The spot price of uranium ranged from US $10.00 per pound to US $138.00 per pound, to the current spot price of US $64.50 per pound. Uranium is primarily used for power generation in nuclear power plants, and the number of customers is somewhat limited in comparison to other global commodities. The price of uranium is affected by numerous factors beyond the Company’s control, including the demand for nuclear power, increased supplies from both existing and new uranium mines, sales of uranium from existing government stockpiles, and political and economic conditions. The Company’s long-term success is highly dependent upon the price of uranium, as the economic feasibility of any ore body discovered on its properties would in large part be determined by the prevailing market price of uranium. If a profitable market does not exist, the Company could have to cease operations.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception (March 23, 2006) to July 31, 2007 was $4,130,668 (restated). We had cash and cash equivalents in the amount of $4,698,327 as of July 31, 2007. We cannot provide assurances that we will be able to successfully explore our properties and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, October 15, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Item 7. Financial Statements.

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(A Development Stage Company)

FINANCIAL STATEMENTS
(Restated)
(Expressed in United States Dollars)

JULY 31, 2007

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an accumulated deficit of $4,130,668 at July 31, 2007 and incurred a net loss for the year then ended of $4,121,534.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements as of July 31, 2007 and for the year then ended have been restated to correct errors in the accounting for the stock based compensation as described in Note 12.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
October 31, 2007, except as to Note 12 which is dated on July 31, 2008

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
Moore & Associates Chartered
Las Vegas, Nevada
September 20, 2006

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
(702) 253-7511 Fax (702) 253-7501

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(A Development Stage Company)
BALANCE SHEETS
(Expressed in US dollars)

	July 31,	July 31,
	2007	2006
	(Restated – Note 12)
ASSETS

Current
Cash	$4,698,327	$47,216
Receivables	2,489	-
Prepaid expenses	70,170	150

Total current assets	4,770,986	47,366

Mineral rights (Note 3)	10,257,143	-

Total assets	$15,028,129	$47,366

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 11)	$833,019	$1,500
Due to Strathmore Minerals Corp. (Note 4)	90,421	-
	923,440	1,500

Stockholders’ Equity

Common stock, 750,000,000 shares authorized with a	50,932	91,800
par value of $0.001 (issued: July 31, 2007 –
50,931,625; July 31, 2006 – 91,800,000)
Additional paid-in (distribution of) capital	18,184,425	(36,800)
Deficit accumulated during the exploration stage	(4,130,668)	(9,134)

Total stockholders’ equity	14,104,689	45,866

Total liabilities and stockholders’ equity	$15,028,129	$47,366

Nature of Operations and Ability to Continue as a Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	Year	Inception	Inception
	Ended	(March 23,	(March 23,
	July 31,	2006 ) to July	2006) to July
	2007	31, 2006	31, 2007
	(Restated –		(Restated –
	Note 12 )		Note 12)
Expenses
Consulting fees (Note 5)	$346,902	$-	$346,902
General and administrative	73,687	7,534	81,221
Investor relations and communication	101,806	1,600	103,406
Management fees (Note 5)	2,070,082	-	2,070,082
Mineral property interests (Note 3)	665,421	-	665,421
Financing costs (Note 11)	709,200	-	709,200
Professional fees	194,353	-	194,353

Loss from operations	(4,161,451)	(9,134)	(4,170,585)
Interest income	39,917	-	39,917

Net Loss	$(4,121,534)	$(9,134)	$(4,130,668)

Basic and diluted loss per share	$(0.05)	$(0.00)

Weighted average number of shares outstanding	76,465,969	48,812,766

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

		Inception	Inception
		(March 23,	(March 23,
	Year Ended	2006) to July	2006) to July
	July 31, 2007	31, 2006	31, 2007
	(Restated –		(Restated –
	Note 12)		Note 12)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,121,534)	$(9,134)	$(4,130,668)
Adjustments to reconcile net loss to cash used in
operating activities:
Stock-based compensation	2,370,719	-	2,370,719
Changes in assets and liabilities:
Receivables	(2,489)	-	(2,489)
Prepaid expenses	(70,020)	(150)	(70,170)
Due to Strathmore Minerals Corp.	90,421	-	90,421
Accounts payable and accrued liabilities	831,519	1,500	833,019
Net cash used in operating activities	(901,384)	(7,784)	(909,168)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	5,652,495	55,000	5,707,495
Net cash provided by financing activities	5,652,495	55,000	5,707,495

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights	(100,000)	-	(100,000)
Net cash used in investing activities	(100,000)	-	(100,000)

Change in cash during the period	4,651,111	47,216	4,698,327

Cash, beginning of period	47,216	-	-

Cash, end of period	$4,698,327	$47,216	$4,698,327

Cash paid for income taxes during the period	$-	$-

Supplemental Disclosure with respect to Cash flows (Note 10)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from March 23, 2006 (Date of Inception) to July 31, 2007
(Expressed in US dollars)

				Deficit
			Additional	Accumulated
	Number of		Paid-in	During the	Total
	common	Par	(distribution	Exploration	Stockholders’
	shares	Value	of) Capital	stage	Equity

			(Restated –	(Restated –	(Restated –
			Note 12)	Note 12)	Note 12)
Balance, March 23, 2006
(date of inception)	-	$-	$-	$-	$-
Shares issued:
Initial capitalization	60,000,000	60,000	(58,000)	-	2,000
Private placement	31,800,000	31,800	21,200	-	53,000
Net loss for the period	-	-	-	(9,134)	(9,134)

Balance, July 31, 2006	91,800,000	91,800	(36,800)	(9,134)	45,866
Shares issued:
Private placements (Note 5)	6,131,625	6,132	5,903,868	-	5,910,000
Acquisition of mineral rights (Note 5)	9,000,000	9,000	10,148,143	-	10,157,143
Shares returned to treasury (Note 5)	(56,000,000)	(56,000)	56,000	-	-
Share issue costs (Note 5)	-	-	(257,505)	-	(257,505)
Stock-based compensation (Note 5)	-	-	2,370,719	-	2,370,719
Net loss for the year	-	-	-	(4,121,534)	(4,121,534)

Balance, July 31, 2007	50,931,625	$50,932	$18,184,425	$(4,130,668)	$14,104,689

On January 23, 2007, the Company effected a 30:1 forward stock split of the authorized, issued and outstanding common stock (Note 5). All share and per share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007 (Expressed in US dollars)

1.	NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

The Company was incorporated in the State of Nevada on March 23, 2006 under the name Hoopsoft Development Corp. The Company entered into an agreement and plan of merger (the “Merger Agreement”) dated January 9, 2007 with Yellowcake Mining Inc., a Nevada corporation and wholly-owned subsidiary of Hoopsoft Development Corp., incorporated for the sole purpose of effecting the merger. Pursuant to the terms of the Merger Agreement, Yellowcake Mining Inc. merged with and into Hoopsoft Development Corp., with Hoopsoft Development Corp. carrying on as the surviving corporation under the name “Yellowcake Mining Inc.” The Company is a development stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”.

Initial operations included capital formation, organization, target market identification and marketing plans. Management was planning to develop downloadable videos and a website for educational and instructional use by young teens. In January, 2007 the Company changed its primary business to that of mineral exploration in Wyoming and Texas, USA (Note 3).

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $4,130,668 since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(A Development Stage Company)
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

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007 (Expressed in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Accounting for Stock- based Compensation” (“SFAS 123R”), and applies the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of the adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption. Prior to the adoption of SAFS 123R, the Company did not issue any compensation awards.

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

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(A Development Stage Company)
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

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(A Development Stage Company)
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

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007 (Expressed in US dollars)

3.	MINERAL RIGHTS (continued)

Mineral properties expenditures are summarized as follows:

		Inception
		(March 23,	Inception
		2006) to	(March 23,
	Year Ended	July 31,	2006) to July
	July 31, 2007	2006	31, 2007

Juniper Ridge
Acquisition	$23,793	$-	$23,793
Camp and field supplies	6,533	-	6,533
Drilling	55,957	-	55,957
Geological and geophysical	158,918	-	158,918
Travel and accommodation	3,986	-	3,986
	249,187	-	249,187

Sky:
Assaying, testing and analysis	1,012	-	1,012
Camp and field supplies	14,989	-	14,989
Drilling	191,142	-	191,142
Geological and geophysical	86,504	-	86,504
Travel and accommodation	3,986	-	3,986
	297,633	-	297,633

Jeep:
Acquisition	10,098	-	10,098
Camp and field supplies	4,823	-	4,823
Drilling	30,398	-	30,398
Geological and geophysical	18,306	-	18,306
Travel and accommodation	3,986	-	3,986
	67,611	-	67,611

Texas Database:
Geological and geophysical	50,990	-	50,990
	50,990	-	50,990

	$665,421	$-	$665,421

4.	DUE TO STRATHMORE MINERALS CORP.

The Company owes funds to Strathmore Minerals Corp., a related company with which the Company has three option agreements, for drilling and testing work carried out on the three related properties.

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(A Development Stage Company)
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
2,955,000

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(A Development Stage Company)
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

As disclosed in the Summary of Significant Accounting Policies, the Company adopted SFAS No.123R commencing on August 1, 2006. Effective with the adoption of SFAS No.123R, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. Compensation expense for stock options granted to employees and non-employees is amortized over the contract services period or, if none exists, from the date of grant until the options vest. Compensation associated with unvested options granted to non- employees is re-measured on each balance sheet date using the Black-Scholes option pricing model.

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

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(A Development Stage Company)
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

At July 31, 2007, there was unamortized compensation expense of $3,130,121 (July 31, 2006 – $Nil) relating to the outstanding unvested options. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 4.5 years.

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007 (Expressed in US dollars)

5.	COMMON STOCK (continued)

Stock-based Compensation

The fair value of stock options granted during the year ended July 31, 2007 was $5,500,840 (July 31, 2006 - $Nil) which is being recognized over the options vesting periods. Total stock-based compensation recognized during the year ended July 31, 2007 was $2,370,719 (July 31, 2006 - $Nil) which has been recorded in the Statements of Operations with corresponding additional paid-in capital recorded in stockholders' equity:

		Inception
		(March 23,	Inception
		2006) to	(March 23,
	Year Ended	July 31,	2006) to July
	July 31, 2007	2006	31, 2007

	(Restated –		(Restated –
	Note 12)		Note 12)
Expenses:
Consulting fees	$300,637	$-	$300,637
Management fees	2,070,082	-	2,070,082
Total stock-based compensation expense	$2,370,719	$-	$2,370,719

The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted:

Year Ended
July 31, 2007

Risk-free interest rate	3.99%
Expected life of options (years)	5.0
Expected volatility	119%
Dividend rate	0%

6.	RELATED PARTY TRANSACTIONS

The Company paid or accrued management fees of $9,000 to an officer of the Company (2006 - $Nil) and $1,200 to a director of the Company (2006 - $Nil). These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007 (Expressed in US dollars)

7.	SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests. Geographic information is as follows:

	July 31, 2007	July 31, 2006

Identifiable assets
Canada	$4,700,816	$-
United States	10,327,313	47,366
	$15,028,129	$47,366

		Inception
		(March 23,
	Year Ended	2006) to July 31,
	July 31, 2007	2006
	(Restated –
	Note 12)
Loss for the year
Canada	$2,276,670	$-
United States	1,844,864	9,134
	$4,121,534	$9,134

8.	INCOME TAXES

The significant components of the Company's future income tax assets are as follows:

	July 31, 2007	July 31, 2006

Deferred income tax assets:
Non-capital loss carry forwards	$131,000	$3,100
Resource expenditures	226,000	-
Valuation allowance	(357,000)	(3,100)

Net deferred income tax assets	$-	$-

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007 (Expressed in US dollars)

8.	INCOME TAXES (continued)

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

		Inception
		(March 23,
	Year Ended	2006) to July 31,
	July 31, 2007	2006

	(Restated –
	Note 12)
Loss for the period	$(4,121,534)	$(9,134)
Statutory rate	34.0%	34.0%
Benefit from net loss	(1,401,000)	(3,100)
Non-deductible stock option compensation and finance	1,047,100	-
fees
Increase (decrease) in valuation allowance	353,900	3,100

Income taxes expenses for the period	$-	$-

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

YELLOWCAKE MINING INC.
(Formerly Hoopsoft Development Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007 (Expressed in US dollars)

11.	ACCOUNTS PAYABLE AND ACCRUED LIABILTIES

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

12.	RESTATEMENT

Subsequent to the issuance of the July 31, 2007 financial statements, the Company has corrected an error in the calculation of stock-based compensation included in management fees resulting from amortization of amounts relating to vesting of stock options granted to directors. As a result, the net loss for the year ended July 31, 2007 has increased by $798,117 (from $3,323,417) due to increase in stock-based compensation expense. The additional paid-in capital and accumulated deficit as of July 31, 2007 has also increased by $798,117. The net loss per share has increased from $0.04 (previously recorded) to $0.05. There was no impact on the totals of operating, financing and investing activities on the Statements of Cash Flows as a result of the restatement.

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

Item 8A. Controls and Procedures.

We have effected a restatement of our financial results for the year ended July 31, 2007 as previously included in our 2007 Annual Report on form 10-KSB.

The restatement was effected to correct errors in our accounting treatment of stock based compensation in connection with options granted to directors and officers, and employees. As a result of our review of this transaction, the effect on the amended accounting for the adjustment is discussed in Note 12 to our 2007 financial statements.

Evaluation of disclosure controls and procedures and remediation

In connection with the restatement of our financial results for the year ended July 31, 2007, under the direction of our management, we have re-evaluated certain disclosure controls and procedures and internal controls over financial reporting. In connection with the restatement we identified a material weakness in our internal controls and procedures relating to the calculation of stock based compensation.

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-KSB/A, under the direction of our Chief Financial Officer, we have evaluated our disclosure controls and procedures as of July 31, 2007, and we have concluded our disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, we have remediated such weaknesses in our disclosure controls and procedures.

It should be noted that while our management believes our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Limitations on Effectiveness of Controls

Our Chief Financial Officer does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Disclosure Control Weaknesses Identified

In connection with the preparation of our financial statements for the year ended July 31, 2007, certain significant deficiencies in disclosure controls became evident to management, including:

(i)	Our company's accounting personnel and management does not have sufficient technical accounting knowledge relating to accounting for options granted to directors and officers, and employees;

(ii)	Our company's accounting personnel and management does not have sufficient technical accounting knowledge relating to accounting for income taxes;

(iii)	Our company’s accounting personnel and management does not have sufficient technical knowledge in the preparation of financial statements and

(vi)

Insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

Actions Taken and in Progress to Remediate Weaknesses

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the weaknesses described in this annual report. Such remediation activities include the following:

(i)	We have engaged a professional accounting firm to provide assistance in the review of stock based compensation expense calculation;

(ii)	We have engaged a professional accounting firm to assist in the accounting of income taxes;

(iii)	We have engaged a professional accounting firm to assist in the preparation of financial statements; and

(vi)	We have implemented a policy to formally document all decisions made by the board on a timelier manner.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at July 31, 2007, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
William Tafuri H. Richard Klatt Robert A. Rich David Miller Hamish Malkin	President, Secretary, Treasurer and a Director Director Director Director Chief Financial Officer	66 71 61 54 61	January 16, 2007 February 9, 2007 March 2, 2007 March 29, 2007 April 24, 2007

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
William Tafuri President, CFO & Secretary	2007	Nil	Nil	Nil	476,560	Nil	Nil	-	476,560
Hamish Malkin CFO	2007	Nil	Nil	Nil	142,948	Nil	Nil	9,000	142,948
Bijan Jiany[1] former Secretary, Treasurer & CFO(1)	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
David Heel(2) former President	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)Mr. Jiany resigned as a director and officer on January 16, 2007
(2) Mr. Heel resigned as a director and officer on February 16, 2007
(3) The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 5 to our financial statements included in this Annual Report.

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

Outstanding Equity Awards at Fiscal Year-End

As at July 31, 2007, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers except as listed below:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
William Tafuri President, CEO, Secretary & Director	125,000	375,000	Nil	$2.70	Mar 16/2012	Nil	Nil	Nil	Nil

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Hamish Malkin CFO	50,000	150,000	Nil	$3.00	Apr 12, 2012	Nil	Nil	Nil	Nil
Bijan Jiany, former Secretary, Treasurer and CFO	Nil	Nil	Nil	N/A	N/A	Nil	Nil	Nil	Nil
David Heel, former President	Nil	Nil	Nil	N/A	N/A	Nil	Nil	Nil	Nil

Aggregated Options Exercised in the Year Ended July 31, 2007 and Year End Option Values

There were no stock options exercised during the year ended July 31, 2007.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended July 31, 2007.

Director Compensation

The particulars of compensation paid to our directors for our year ended July 31, 2007, is set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
William Tafuri	Nil	Nil	476,560	Nil	Nil	Nil	476,560
H. Richard Klatt	Nil	Nil	476,560	Nil	Nil	Nil	476,560
Robert A. Rich	Nil	Nil	476,560	Nil	Nil	Nil	476,560
David Miller	Nil	Nil	476,560	Nil	Nil	Nil	476,560

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of July 31, 2007, there were 50,931,625 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of July 31, 2007 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

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

1 Percentage of ownership is based on 50,931,625 common shares issued and outstanding as of July 31, 2007
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

Subsequent Events

Directors

On December 3, 2007 we appointed Siegfried Muessig and James Malone to our board of directors. We granted to each of Messrs. Muessig and Malone, stock options to purchase up to 500,000 shares of the Company’s common stock exercisable at a price of $1.20 per share until December 3, 2011, which options vest according to the stock option agreement. The options were issued in accordance with the Company’s 2007 Stock Option Plan.

Effective December 31, 2007, Robert A. Rich has resigned as a director of our company. On January 21, 2008, David Miller resigned as a director of our company. Our board of directors now consists of William Tafuri, Richard Klatt, Sigfried Muessig and James Malone.

Officers

On April 2, 2008, Hamish Malkin resigned as chief financial officer and treasurer of our company and William Tafuri was appointed as our interim chief financial officer and treasurer. William Tafuri is now our sole officer.

The Beck Properties

As described above, on October 3, 2007, we had entered into a letter of intent (the “LOI”) with American Nuclear Fuels (Colorado) LLC (“ANF”) to acquire an interest in certain uranium properties located in Gateway, Colorado (the “Beck Properties”) owned by Beck Mining Enterprises LLC, BeckWorth Corporation, Bedrock Development

LLC, Eagle Venture Group LLC and Bruce Beck (collectively the “Vendors”). Pursuant to the LOI, on December 28, 2007 we entered into a master option agreement with American Nuclear Fuels, as well as six lease and option agreements with individual claimholders, to purchase 185 mining claims, approximating 3700 acres, in the Uravan uranium belt, Montrose County, Colorado, also known as the Beck Project, in exchange for total payments of $5,968,750 in cash and the issuance of 2,765,625 shares of our common stock, payable over 5 years.

Under our option agreements relating to the Beck Properties, we have the exclusive right to access, explore and develop the properties. All future production from the property will be subject to a 3.5% royalty based on the contained metal value of ore after deduction of mining, transport and processing costs.

Amended Agreement with Strathmore Resources (US) Ltd.

On April 21, 2008, we completed agreements with Strathmore Minerals Corp. to amend our Juniper Ridge Joint Venture in Wyoming and terminate our option and joint venture agreement relating to the Sky, Jeep, and Conoco Files (database) projects. We have no further obligations under the option and joint venture agreements regarding Jeep and Sky and Conoco Files (database) projects.

For the Juniper Ridge Project, the following terms now apply:

We will contribute exploration and development costs totaling a minimum of $8 million to the exploration and, if possible, development of the Juniper Ridge Project, subject to a $500,000 annual minimum, as outlined in the following schedule:

  $764,518 not later than May 1, 2008, of which $563,518 has been paid.
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
10.13

Form of Master Agreement Concerning Lease and Option for Purchase and Sale of Mining Properties (Mining Claims, Montrose County, Colorado)(incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2008)

10.14

Limited Liability Company Operating Agreement dated effective December 31, 2007 with Strathmore Resources (US) Ltd. (incorporated by reference from our Current Report on Form 8-K, filed on May 1, 2008)

10.15	Jeep Project Termination Agreement dated April 21, 2008 with Strathmore Resources (US) Ltd. (incorporated by reference from our Current Report on Form 8-K, filed on May 1, 2008)
10.16	Sky Project Termination Agreement dated April 21, 2008 with Strathmore Resources (US) Ltd. (incorporated by reference from our Current Report on Form 8-K, filed on May 1, 2008)
10.17	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 14, 2008)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on November 14, 2007)
16.1	Letter on change in certifying accountant (incorporated by reference from our Current Report on Form 8-K, filed on June 14, 2007 and amended on July 12, 2007)
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
99.2	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-KSB, filed on November 14, 2007)
99.3	Nominating Committee Charter (incorporated by reference from our Annual Report on Form 10-KSB, filed on November 14, 2007)

*Filed herewith

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended July 31, 2007 and July 31, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2007	Year Ended July 31, 2006
Audit Fees	$79,700	$Nil
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$79,700	$Nil

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

YELLOWCAKE MINING INC.

By	/s/ William Tafuri
William Tafuri
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Date:	September 2, 2008

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ William Tafuri
William Tafuri
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	September 2, 2008

By	/s/ James Malone
James Malone
Director

Date:	September 2, 2008

By	/s/ H. Richard Klatt
H. Richard Klatt
Director

Date:	September 2, 2008