Form 10QSB/A
period 2007-10-31
YELLOWCAKE MINING INC.
filed 2008-09-04
CIK 1375483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

604-685-4048
(Issuer’s telephone number)

1201 – 1166 Alberni St., Vancouver, BC, Canada V6E 3Z3
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

Transitional Small Business Disclosure Format (Check One): Yes [   ]   No [X]

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]

- ii -

Explanatory Note: We are filing this amended quarterly report on Form 10-QSB because subsequent to the issuance of the October 31, 2007 financial statements, management identified an error in the recognition of stock-based compensation included in management and consulting fees. The error is due to oversight and incorrect use of information related to the vesting of stock options granted to directors, officers and consultants. As a result, the Form 10-QSB has been updated to reflect the following:

  In item 1, the stock based compensation, additional paid-in capital and deficit accumulated during the development stage has increased by $532,795 for the year ended October 31, 2007;

  In item 1, the net loss per share on the statement of operations for the period ended October 31, 2007 has increased from $0.02 (previously recorded) to $0.03;

  In item 2, certain financial information has been updated;

  In item 3, additional disclosures in respect of the internal controls have been added;

  In item 5, additional subsequent events related to the departure of certain officers and amended option agreements have been added;

  In item 5, plan of operations and cash requirements over the next twelve months has been updated; and

  In item 6, additional exhibits related to subsequent events have been added.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YELLOWCAKE MINING INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)
(Restated)
(Expressed in United States Dollars)

OCTOBER 31, 2007

YELLOWCAKE MINING INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in US dollars)

	October 31,	July 31,
	2007 (Unaudited)	2007
	(Restated – Note 12)	(Restated – Note 12)
ASSETS

Current
Cash	$4,022,152	$4,698,327
Receivables	2,849	2,489
Prepaid expenses	80,170	70,170

Total current assets	4,105,171	4,770,986

Mineral rights (Note 4)	10,257,143	10,257,143

Total assets	$14,362,314	$15,028,129

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 10)	$946,389	$833,019
Due to Strathmore Minerals Corp. (Note 5)	180,971	90,421
	1,127,360	923,440

Stockholders’ Equity

Common stock, 750,000,000 shares authorized with
a par value of $0.001 (issued: October 31, 2007 –
50,931,625; July 31, 2007 – 50,931,625)	50,932	50,932
Additional paid-in capital	18,761,325	18,184,425
Deficit accumulated during the exploration stage	(5,577,303)	(4,130,668)

Total stockholders’ equity	13,234,954	14,104,689

Total liabilities and stockholders’ equity	$14,362,314	$15,028,129

Nature of Operations and Ability to Continue as a Going Concern (Note 2)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in US dollars)
(Unaudited)

	Three	Three	Inception
	months	months	(March 23,
	ended	ended	2006) to
	October 31,	October 31,	October 31,
	2007	2006	2007
	(Restated –		(Restated –
	Note 12)		Note 12)
Expenses
Consulting fees (Note 6)	$72,105	$-	$419,007
General and administrative	6,955	4,707	88,176
Investor relations and communication	102,176	200	205,582
Management fees (Note 7)	553,045	-	2,623,127
Mineral property interests (Note 4)	712,441	-	1,377,862
Financing costs (Note 10)	-	-	709,200
Professional fees	49,341	7,000	243,694

Loss from operations	(1,496,063)	(11,907)	(5,666,648)
Interest income	49,428	-	89,345

Net Loss	$(1,446,635)	$(11,907)	$(5,577,303)

Basic and diluted loss per share	$(0.03)	$(0.00)

Weighted average number of shares outstanding	50,931,625	91,800,000

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited)

	Three	Three	Inception
	months	months	(March 23,
	ended	ended	2006) to
	October 31,	October 31,	October 31,
	2007	2006	2007

	(Restated –		(Restated –
	Note 12)		Note 12)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,446,635)	$(11,907)	$(5,577,303)
Adjustments to reconcile net loss to cash used in
operating activities:
Stock-based compensation (Note 6)	576,900	-	2,947,619
Changes in assets and liabilities:
Receivables	(360)	-	(2,849)
Prepaid expenses	(10,000)	(150)	(80,170)
Due to Strathmore Minerals Corp.	90,550	-	180,971
Accounts payable and accrued liabilities	113,370	1,500	946,389
Net cash used in operating activities	(676,175)	(10,557)	(1,585,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	-	-	5,707,495
Net cash provided by financing activities	-	-	5,707,495

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights	-	-	(100,000)
Net cash used in investing activities	-	-	(100,000)

Increase (decrease) in cash during the period	(676,175)	(10,557)	4,022,152

Cash, beginning of period	4,698,327	47,216	-

Cash, end of period	$4,022,152	$36,659	$4,022,152

Cash paid for interest and income taxes during the period	$-	$-

Supplemental Disclosure with respect to Cash flows (Note 9)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from March 23, 2006 (Date of Inception) to October 31, 2007
(Expressed in US dollars)
(Unaudited)

				Deficit
				Accumulated
	Number of		Additional	during the	Total
	common	Par	Paid-in	Exploration	Stockholders’
	shares	Value	Capital	stage	Equity

			(Restated –	(Restated –	(Restated –
			Note 12)	Note 12)	Note 12)
Balance, March 23, 2006
(date of inception)	-	$-	$-	$-	$-
Shares issued:
Initial capitalization	60,000,000	60,000	(58,000)	-	2,000
Private placement	31,800,000	31,800	21,200	-	53,000
Net loss for the period	-	-	-	(9,134)	(9,134)

Balance, July 31, 2006	91,800,000	91,800	(36,800)	(9,134)	45,866
Shares issued:
Private placements (Note 6)	6,131,625	6,132	5,903,868	-	5,910,000
Acquisition of mineral rights (Note 6)	9,000,000	9,000	10,148,143	-	10,157,143
Shares returned to treasury (Note 6)	(56,000,000)	(56,000)	56,000	-	-
Share issue costs (Note 6)	-	-	(257,505)	-	(257,505)
Stock-based compensation (Note 6)	-	-	2,370,719	-	2,370,719
Net loss for the year	-	-	-	(4,121,534)	(4,121,534)

Balance, July 31, 2007	50,931,625	50,932	18,184,425	(4,130,668)	14,104,689
Stock-based compensation (Note 6)	-	-	576,900	-	576,900
Net loss for the period	-	-	-	(1,446,635)	(1,446,635)
Balance, October 31, 2007	50,931,625	$50,932	$18,761,325	$(5,577,303)	$13,234,954

On January 23, 2007, the Company effected a 30:1 forward stock split of the authorized, issued and outstanding common stock (Note 6). All share and per share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(A Development Stage Company)
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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $5,577,303 since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements follow the same significant accounting principles as those outlined in the notes to the audited financial statements for the year ended July 31, 2007

YELLOWCAKE MINING INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
October 31, 2007 (Expressed in US dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more- likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely- than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de- recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006.

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
(A Development Stage Company)
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

Pursuant to the terms of the LOI, on October 3, 2007, ANF entered into “stand still” agreements with each of the Vendors whereby each of the Vendors agreed to “stand still” with respect to their mineral claims and not offer the properties for sale to any other party until December 3, 2007which date was subsequently extended to December 17, 2007. On October 10, 2007 ANF and the Company entered into an assignment agreement pursuant to which ANF assigned its interest in the standstill agreements with each of the Vendors to the Company.

Mineral rights are summarized as follows:

	October 31, 2007	July 31, 2007
Juniper Ridge:
Balance at inception and beginning of period	$-	$-
Option cash payment	100,000	100,000
Issuance of 9,000,000 common shares	10,157,143	10,157,143
Balance, end of period	$10,257,143	$10,257,143

YELLOWCAKE MINING INC.
(A Development Stage Company)
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
(A Development Stage Company)
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
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
October 31, 2007 (Expressed in US dollars)

6.	COMMON STOCK (continued)

At October 31, 2007, the following share purchase warrants were outstanding and exercisable:

Number of Shares	Exercise Price (C$)	Expiry Date

2,070,000	1.50	February 20, 2009
885,000	1.50	February 28, 2009
2,955,000

Stock Options

In May 2007, the Company adopted a stock option plan (the "Plan") to grant options to directors, officers, employees and consultants. Under the Plan the Company may grant options to acquire udate of grant. Options vest as specified by the Board of Directors. Options granted to date vest 25% upon the grant date, and 25% at the end of each succeeding year for three years after grant.

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

Stock option transactions are summarized p to 5,000,000 common shares of the Company. Options granted can have a term up to ten years and an exercise price typically not less than the Company's closing stock price at the as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance at inception and July 31, 2006	-	$-
Granted	2,600,000	2.71
Balance at July 31, 2007	2,600,000	2.71
Cancelled	(75,000)	1.85
Balance at October 31, 2007	2,525,000	$2.74

YELLOWCAKE MINING INC.
(A Development Stage Company)
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

At October 31, 2007, there was unamortized compensation expense of $2,391,538 (July 31, 2007– $3,130,121) relating to the outstanding unvested options. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 4.25 years.

YELLOWCAKE MINING INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
October 31, 2007 (Expressed in US dollars)

6.	COMMON STOCK (continued)

Stock Options (continued)

Total stock-based compensation recognized during the quarter ended October 31, 2007 was $576,900 (2006 - $Nil) which has been recorded in the Statements of Operations with corresponding additional paid-in capital recorded in stockholders' equity as follows:

	Three	Three	Inception
	months	months	(March 23,
	ended	ended	2006) to
	October 31,	October 31,	October 31,
	2007	2006	2007

	(Restated –		(Restated –
	Note 12)		Note 12)
Expenses:
Consulting fees	$44,105	$-	$344,742
Management fees	532,795	-	2,602,877
Total stock-based compensation expense	$576,900	$-	$2,947,619

7.	RELATED PARTY TRANSACTIONS

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
(A Development Stage Company)
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

12.	RESTATEMENT

Subsequent to the issuance of the October 31, 2007 financial statements, the Company has corrected an error in the calculation of stock-based compensation included in management fees resulting from amortization of amounts relating to the vesting of stock options granted to directors. As a result, the net loss for the period ended October 31, 2007 has increased by $532,795 (from $44,105 to $576,900) due to increase in stock-based compensation expense by $532,795. The additional paid-in capital and accumulated deficit as of October 31, 2007 has also increased by $532,795. The net loss per share for the three-month period ended October 31, 2007 has increased from $0.02 (previously recorded) to $0.03. There was no impact on the totals of operating, financing and investing activities on the Statements of Cash Flows as a result of the restatement.

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

Introduction

We are an exploration stage company. We have commenced very limited operations and we currently have no business revenue and our assets consist of cash and mineral and joint venture rights. There can be no assurance that we will generate revenues in the future, nor that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

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

Please see the section entitled “Subsequent Events” on page 16 of this document.

Corporate History

Our company was incorporated in the State of Nevada on March 23, 2006. Effective January 23, 2007, we completed a merger with our subsidiary, Yellowcake Mining Inc. and as a result, changed our name from “Hoopsoft Development Corp.” to “Yellowcake Mining Inc.” The address of our principal executive office is 598 - 999 Canada Place, Vancouver, BC V6C 3E1. Our common stock is quoted on the OTC Bulletin Board under the symbol "YCKM".

On January 23, 2007 we effected a 30 for one forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 25,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.

Recent Corporate Developments

Since the completion of our fourth quarter ended July 31, 2007 and until December 17, 2007, we experienced the following significant corporate developments:

1.

On October 3, 2007, we entered into a letter of intent with American Nuclear Fuels (Colorado) LLC to acquire an interest in certain uranium properties located in Gateway, Colorado (the “Beck Properties”) owned by Beck Mining Enterprises LLC, BeckWorth Corporation, Bedrock Development LLC, Eagle Venture Group LLC and Bruce Beck (collectively the “Vendors”). Pursuant to the terms of the letter of intent, we agreed to make a non-refundable payment of $125,000 to American Nuclear Fuels (Colorado) LLC, in consideration of which American Nuclear Fuels (Colorado) LLC has agreed among other things to: (a) “stand still” for a 60 day period with respect to the Beck Properties and enter into standstill agreements with the Vendors and assign its interest in those agreements to us; (b) negotiate the terms of a definitive agreement along with the Vendors for the acquisition of the Beck Properties; and (c) provide the Company with sufficient due diligence materials to make a decision as to whether to proceed with the acquisition of the Beck Properties. Pursuant to the terms of the letter of intent, on October 3, 2007, American Nuclear Fuels (Colorado) LLC entered into “stand still” agreements with each of the Vendors whereby each of the Vendors agreed to “stand still” with respect to their mineral claims and not offer the properties for sale to any other party until December 3, 2007. On October 10, 2007 American Nuclear Fuels (Colorado) LLC and the Company entered into an assignment agreement pursuant to which American Nuclear Fuels (Colorado) LLC assigned its interest in the standstill agreements with each of the Vendors to the Company.

2.

On November 12, 2007 we amended the terms of the Letter of Intent with American Nuclear Fuels (Colorado) LLC to provide for an advance of $250,000 by Yellowcake to American Nuclear Fuels (Colorado) LLC as a pre-payment of the purchase price for the proposed acquisition of the Beck properties in consideration of which American Nuclear Fuels (Colorado) LLC has agreed to extend the Due Diligence Period for the acquisition to December 21, 2007.

3.

Effective December 3, 2007 we appointed Siegfried Muessig and James Malone to our board of directors. Siegfried Muessig, PhD, has over 50 years of international experience in exploration, mining, and management. As vice president of Getty Mining Company he organized, staffed, and directed a world- wide exploration, acquisition, and mining organization of about 70 professionals. Mr. Muessig is a past president of the Society of Economic Geologists, a Distinguished Member of the Society of Mining, Metallurgy, and Exploration (SME), a Fellow of the Geological Society of America and served on the Committee on Geology of the National Academy of Science. He is a Founding Member of the Division of Energy Minerals of the American Association of Petroleum Geologists, and served on the Uranium Advisory Committee of the American Mining Congress.

Jim Malone has more than 39 years of experience in the nuclear power industry. Mr. Malone is Vice President, Nuclear Fuels for Exelon Generation since 1999. Mr. Malone is a member of the American Nuclear Society and is Past Chairman, Fuel Cycle Waste Management Division. Mr. Malone spent several years at SWUCO, Inc. as a SWU broker. Prior to SWUCO, Inc. he was Manager of Economic Analysis at Yankee Atomic. Jim began his career in nuclear power as an engineer in the utility reactor core analysis section of the nuclear engineering department of United Nuclear Corporation. Mr. Malone received a B.S. in chemical engineering (nuclear), 1968 from Manhattan College, Bronx, New York and an M.B.A. in 1972 (Graduate School of Business Award for Academic Excellence) at the Iona College, New Rochelle, New York.

Following the two new board appointments, our board of directors consisted of William Tafuri, Richard Klatt, Robert Rich, David Miller, Sigfried Muessig and James Malone.

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

Please see the section entitled “Subsequent Events” on page 16 of this document.

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

Plan of Operation

Exploration Projects

Please see the section entitled “Subsequent Events” on page 16 of this document.

At the Jeep Property, 54 lode mining claims were added to the project during summer, 2007, bringing the total number to 152 claims. This addition increased the project to 3,140 acres in size. We recently completed a summer exploration drilling program at the property with plans to continue exploration activities next year.

At the Juniper Ridge Property, located in the Poison Basin Uranium District of south-central Wyoming, 73 lode mining claims were added to the project earlier this summer, bringing the total number there to 201 claims in addition to one State of Wyoming Mineral Lease. This addition increased the project to 4,793 acres in size from the previous 3,200 acres. Permitting activities at Juniper Ridge are ongoing with Strathmore Minerals Corp. having received permits to begin monitor well installation of six groundwater wells. Upon completion, pump tests will be performed to determine the hydrologic characteristics of possible aquifers, and to obtain samples to determine baseline water quality. Drilling and installation activities are scheduled for spring 2008, in addition to plans for extensive exploration drilling to increase the extent of the known mineralization.

Cash Requirements

As at July 16, 2008, we had cash and cash equivalents of approximately $1,406,215, accordingly we will need to obtain additional financing of approximately $3.8 million to satisfy our cash requirements for the next twelve months. There can be no assurance that any such funds can be raised.

Over the next 12 months ending August 31, 2009, we anticipate that we will incur the following operating expenses:

Expense	Cost
Consulting Fees	$60,000
General and administrative	150,000
Expense	Cost
Investor relations	226,000
Management fees	1,300,000
Juniper Project	1,500,000
Beck Project	1,700,000
Professional fees	350,000

Total	$5,226,000
Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2009 other than office computers, furnishings, and communication equipment as required.

Results Of Operations

Three Months Summary

	Three Months Ended October 31
	2007	2006
	(Restated)
Loss from operations	(1,496,063)	(11,907)
Interest Income	49,428	-
Net Loss	$(1,446,635)	$(11,907)

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

Expenses

Our expenses for the three months ended October 31, 2007 and October 31, 2006 are outlined in the table below:

	Three Months Ended October 31
	2007
	(Restated)	2006
Consulting Fees	$72,105	$-
General & Administrative	6,955	4,707
Investor relations & communication	102,176	200
Management Fees	553,045	-
Mineral Property Interests	712,441	-
Professional Fees	49,341	7,000
Total Expenses	$1,496,063	$11,907

Total operating expenses during the three months ended October 31, 2007 increased substantially as compared to the comparative period in 2006 because of our increased expenditures on mineral property interests, management fees, consulting fees, professional fees, investor relations and communications.

During the three months ended October 31, 2007, we acquired our mineral properties and began our mineral property exploration programs. The resulting increase in mineral property interests expenses is the result and reflection of these changes to our operations. The increased expenditures on mineral property interests resulted from costs for the acquisition and exploration activities in relation to our Juniper Ridge, Sky and Jeep projects. More specifically, we spent $162,829 on the Juniper Ridge acquisition and exploration program, $203,687 on the Sky acquisition and exploration program and $161,220 on the Jeep acquisition and exploration program. We also spent $152,625 on the Beck acquisition. We also spent $3,894 on assaying, testing and analysis and $5,372 on geological and geophysical expense on the Beck property. The increase in our mineral property interest expenses also occurred as a result of the $22,814 that we spent to acquire geological and geophysical data on our properties in Texas.

The increase to our management fees was primarily due to the grant of stock options to our directors and officers. Included in the management fees was $532,795 related to the stock-based compensation expense.

The increases to our consulting fees. Our consulting fee expense includes an aggregate of $44,105 in stock-based compensation representing the fair value of vesting stock options granted to consultants in prior periods.

The increase to our professional fees were the result of increase in activities in the operations and mineral properties interest. Hence, this resulted in the increases in legal fees, and audit and accounting fees

Our general and administrative costs increased as a result of our establishing a corporate office in Vancouver to administer the Company’s operations. General and administrative expense includes rent, travel, office supplies and office services.

Liquidity and Financial Condition

Working Capital

	At October 31, 2007	At July 31, 2007
	(Restated)	(Restated)
Current assets	$4,105,171	$4,770,986
Current liabilities	1,127,360	923,440
Working capital	$2,977,811	$3,847,546

Cash Flows

	Three Months Ended
	October 31, 2007	October 31, 2006
	(Restated)	(Restated)
Net cash used in operating activities	$(676,175)	$(10,557)
Net cash used in investing activities	-	-
Net cash flows provided by financing activities	-	-
Change in cash and cash equivalents during the
period	$(676,175)	$(10,557)

Future Financings

Please see the section entitled “Subsequent Events” on page 16 of this document.

Our plan of operation calls for significant expenses in connection with our properties. We recorded income from operations of $208,759 for the nine months ended April 30, 2008 due to the reversal of previously recorded stock based compensation on unvested options cancelled during our most recent quarter. As of April 30, 2008, we have a deficit accumulated during the exploration stage of $6,353,405 since inception. As at April 30, 2008 we had cash of approximately $1,406,215, and for the next 12 months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be approximately $5,226,000, including additional expenditures anticipated upon closing of an agreement with American Nuclear Fuels. Accordingly we do not have sufficient funds on hand to meet our planned expenditures over the next 12 months and will need to seek additional financing to meet our planned expenditures.

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

New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-

not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception (March 23, 2006) to October 31, 2007 was $5,577,303. We had cash and cash equivalents in the amount of $4,022,152 as of October 31, 2007 which may not meet our planned cash requirements for the ensuing year. We cannot provide assurances that we will be able to successfully explore our properties and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in Note 2 to our unaudited financial statements for the period ended October 31, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

ITEM 3. CONTROLS AND PROCEDURES.

We have effected a restatement of our financial results for the period ended October 31, 2007 as previously included in our form 10-QSB.

The restatement was effected to correct errors in our accounting treatment of stock based compensation in connection with options granted to directors and officers, and employees. As a result of our review of this transaction, the effect on the amended accounting for the adjustment is discussed in Note 12 to our quarterly financial statements for the period ended October 31, 2007.

Evaluation of disclosure controls and procedures and remediation

In connection with the restatement of our financial results for the period ended October 31, 2007, under the direction of our management, we have re-evaluated certain disclosure controls and procedures and internal controls over financial reporting. In connection with the restatement we identified a material weakness in our internal controls and procedures relating to the calculation of stock based compensation.

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-QSB, our Chief Financial Officer and Chief Executive Officer has evaluated our disclosure controls and procedures as of October 31, 2007, and concluded our disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, we have remediated such weaknesses in our disclosure controls and procedures.

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

Disclosure Control Weaknesses Identified

In connection with the preparation of our financial statements for the period ended October 31, 2007, certain significant deficiencies in disclosure controls became evident to management, including:

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

(iv)

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

Actions Taken and in Progress to Remediate Weaknesses

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the weaknesses described in this annual report. Such remediation activities include the following:

(i)	We have engaged a professional accounting firm to provide assistance in the review of stock based compensation expense calculation;

(ii)	We have engaged a professional accounting firm to assist in the accounting of income taxes;

(iii)	We have engaged a professional accounting firm to assist in the preparation of financial statements; and

(iv)	We have implemented a policy to formally document all decisions made by the board in a timely manner.

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

Subsequent Sales of Securities

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

Subsequent Events

Directors

On December 3, 2007 we appointed Siegfried Muessig and James Malone to our board of directors. We granted to each of Messrs. Muessig and Malone, stock options to purchase up to 500,000 shares of the Company’s common stock exercisable at a price of $1.20 per share until December 3, 2012, which options vest according to the stock option agreement. The options were issued in accordance with the Company’s 2007 Stock Option Plan.

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

The Beck Properties

As described above, on October 3, 2007, we had entered into a letter of intent with American Nuclear Fuels (Colorado) LLC to acquire an interest in certain uranium properties located in Gateway, Colorado (the “Beck Properties”) owned by Beck Mining Enterprises LLC, BeckWorth Corporation, Bedrock Development LLC, Eagle Venture Group LLC and Bruce Beck (collectively the “Vendors”). Pursuant to the Letter of Intent, on December 28, 2007 we entered into a master option agreement with American Nuclear Fuels, as well as six lease and option agreements with individual claimholders, to purchase 185 mining claims, approximating 3700 acres, in the Uravan uranium belt, Montrose County, Colorado, also known as the Beck Project, in exchange for total payments of $5,968,750 in cash and the issuance of 2,765,625 shares of our common stock, payable over 5 years.

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

Current Status of Exploration Projects

At the Juniper Ridge Property, located in the Poison Basin Uranium District of south-central Wyoming, 73 lode mining claims were added to the project earlier this summer, bringing the total number there to 201 claims in addition to one State of Wyoming Mineral Lease. This addition increased the project to 4,793 acres in size from the previous 3,200 acres. Permitting activities at Juniper Ridge are ongoing with Strathmore Minerals Corp. having received permits to begin monitor well installation of six groundwater wells. Upon completion, pump tests will be performed to determine the hydrologic characteristics of possible aquifers, and to obtain samples to determine baseline water quality. Drilling and installation activities are scheduled for spring 2008, in addition to plans for extensive exploration drilling to increase the extent of the known mineralization.

At the Uravan-Beck Property, located in the Uravan district of Colorado, an extensive data base for the Return Mine has been acquired. This data includes over 400 drill holes, mine designs for an expanded mine, and economic models for the proposed mine. We are in the process of obtaining drill permits and intend to drill over 20,000 feet this summer. This drilling will verify the resource at the Return Mine and will verify mineralization at selected other known areas of unmined but known mineralization. Stewart Brothers Drilling of Milan New Mexico has been selected as the drilling contractor. JBR Environmental Consultants Inc. has been selected to obtain the drill permits for Yellowcake. Drilling will begin as soon as the permits are received. Bids have also been received from three logging companies.

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

10.1	Agreement between our company and Strathmore Minerals Corp. dated January 29, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on January 30, 2007)
10.2	Form of Overseas Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2007)
10.3	Form of US Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2007)

Exhibit Number	Description
10.4	Option and Joint Venture Agreement dated March 14, 2007 between our company and Strathmore Minerals Corp. (incorporated by reference from our Current Report on Form 8-K, filed on March 16, 2007)
10.5	Letter of Intent dated April 5, 2007 between our company and Strathmore Minerals Corp. (incorporated by reference from our Current Report on Form 8-K, filed on April 10, 2007)
10.6	Letter of Intent dated April 12, 2007 between our company and Strathmore Minerals Corp. (incorporated by reference from our Current Report on Form 8-K, filed on April 19, 2007)
10.7	Stock Option Agreement dated April 24, 2007 with Hamish Malkin (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2007)
10.8	Employment Agreement dated April 24, 2007 with Hamish Malkin (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2007)
10.9	Investor Relations Agreement with Carson Seabolt dated June 15, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on July 12, 2007)
10.10	Amended Letter of Intent with Strathmore Resources (US) Ltd. dated July 23, 2007 regarding the Jeep Project (incorporated by reference from our Current Report on Form 8-K, filed on July 31, 2007)
10.11	Amended Letter of Intent with Strathmore Resources (US) Ltd. dated July 23, 2007 regarding the Sky Project (incorporated by reference from our Current Report on Form 8-K, filed on July 31, 2007
10.12	Stock Option Plan (incorporated by reference from our Current Report on Form 8-K, filed on July 31, 2007)
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

YELLOWCAKE MINING INC.

By: /s/ William J. Tafuri
William J. Tafuri
President, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer)
Dated: September 3, 2008