Form 10-K
period 2008-07-31
YELLOWCAKE MINING INC.
filed 2008-11-13
CIK 1375483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2008

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number: 000-52293

YELLOWCAKE MINING INC.
(Exact name of registrant as specified in its charter)

Nevada	83-0463005
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

598 - 999 Canada Place, Vancouver, BC Canada	V6C 3E1
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	604-685-4048

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act

Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No [   ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d)
of the Exchange Act from their obligations under those Sections.

- ii -

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [   ]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes[   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

38,413,768 common shares at a price of $0.485 per share for an aggregate market value of $18,630,677.48 1

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the average bid and asked price of our common stock, as of the last business day of our most recently completed second fiscal quarter

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 51,413,768 shares of common stock are issued and outstanding as of November 13, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

- iii -

- iv -

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. Many of these factors are beyond our ability to control or predict. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

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

As used in this report, the terms "we", "us", "our", and "Yellowcake" mean Yellowcake Mining Inc., unless the context clearly requires otherwise.

PART I

ITEM 1. BUSINESS

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

Due to the current Uranium price market has declined significantly over the year, we have assessed that the forecast long term uranium price is expected to be lower than the estimated costs for development extraction on the Juniper property and it is not economically feasible to continue with the exploration and drilling work at the present time. Our current plan is to re- negotiate with the vendor of the Juniper property on the expected required expenditures amount over the next few years. During the current fiscal year ended July 31, 2008, we have also acquired from American Nuclear Fuels LLC, a Colorado company, 3,700 acres in the Uravan Uranium belt referred to the Uravan-Beck property. We intend to explore, develop, and mine uranium and vanadium from this property

Prior to our determination to focus on becoming a mineral exploration company we focused our initial operations on the production and distribution of educational team sports exercise videos and Internet based software.

Corporate History

Our company was incorporated in the State of Nevada on March 23, 2006. Effective January 23, 2007, we changed our name from “Hoopsoft Development Corp.” to “Yellowcake Mining Inc.” The address of our principal executive office is 598 - 999 Canada Place, Vancouver BC Canada V6E 3Z3. Our common stock is quoted on the OTC Bulletin Board under the symbol “YCKM”.

Also on January 23, 2007, we effected a 30 for one forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 25,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.

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

Juniper Ridge

We hold an option to earn up to an 80% interest in the Juniper Ridge claims pursuant to our March 14, 2007 agreement with Strathmore. The Juniper Ridge claims are located in the Poison Basin uranium district in the south central area of Wyoming, close to the Colorado border. The total acreage of the property is 4,660 acres and over 2,000 historical drill holes have been drilled on the project to verify the resource. One area of interest within the Juniper Ridge project is the Browns Park Formation which is hundreds of feet thick. The roughly 2,000 historical drill holes have been drilled between 100 and 300 feet in depth, and have shown an average grade of between 0.05% and 0.20% .

On April 21, 2008 we amended our operating agreement with Strathmore Resources (US) Ltd. The amendments are contained in a Limited Liability Company Operating Agreement, dated effective December 31, 2007.

The following terms have been amended:

Yellowcake will contribute exploration and development costs totaling a minimum of $8 million, subject to a $500,000 annual minimum, as outlined in the following schedule:

  $764,518 not later than May 1, 2008, which had been incurred;
  a minimum of $300,000 not later than September 1, 2008;
  a minimum of $500,000 not later than December 31, 2009
  the balance of the $8 million, as agreed by both parties based on the availability of financing, but in any case, not later than December 31, 2012.

On October 12, 2008, the Company received a Memorandum of Understanding from Strathmore which has proposed to amend the annual commitment of expenditures from $300,000 and $500,000 for 2008 and 2009 respectively to $100,000 per year for 2008 and 2009, with the total commitment of remaining at $8,000,000 no later than December 31, 2012. The Company has responded to the suggested amendment and it is working with Strathmore to reach acceptable terms by both parties ‘

Uravan-Beck

On October 3, 2007, we entered into a letter of intent with American Nuclear Fuels (Colorado) LLC to acquire an interest in certain uranium properties located in Gateway, Colorado owned by Beck Mining Enterprises LLC, BeckWorth Corporation, Bedrock Development LLC, Eagle Venture Group LLC and Bruce Beck.

On December 28, 2007 we entered into a master option agreement with American Nuclear Fuels (Colorado) LLC, as well as six lease and option agreements with individual claimholders, to purchase 185 mining claims, approximating 4,793 acres, in the Uravan uranium belt, Montrose County, Colorado, referred to as the Uravan-Beck property in exchange for total payments of $5,968,750 in cash and the issuance of a total of 2,765,625 shares of our common stock, payable and issuable over five years.

As of July 31, 2008, we have issued 482,143 common shares and paid $1,089,193 in cash pursuant to the terms and conditions of this agreement.

Under the option agreements, Yellowcake has the exclusive right to access, explore and develop the properties. All future production from the property will be subject to a 3.5% royalty based on the contained metal value of ore after deduction of mining, transport and processing costs.

Termination of Interests

On April 30, 2008 we announced that an agreement has been reached with Strathmore Minerals Corp. and Strathmore Resources (US) Ltd. to amend our Juniper Ridge Wyoming Joint Venture in Wyoming and terminate our interests in the Sky, Jeep and Conoco Files projects (also known as the Texas Database project), as of April 21, 2008.

We amended the structure of our joint venture with Strathmore at their request. We did this at the request of our joint venture partner, Strathmore, who wanted to restructure our arrangement for tax planning purposes. During the transition to the LLC, we renegotiated our arrangements with Strathmore regarding the Juniper Ridge Project and released our options regarding the Jeep and Sky properties because they had not proven to be a likely or viable mineral resource following our initial geological assessments.

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

Executive Offices and Resident Agent

Our executive and head office is located at 598 - 999 Canada Place, Vancouver, BC Canada V6C 3E1. We have an agreement for the use of this property, which is an agreement for services with CP Capital Group Ltd., which is incorporated by reference to this annual report. Pursuant to the agreement, we pay CP Capital Group Ltd. US $4,000 per month for the provision of the office and investor relations related services. We feel that the arrangement will be suitable for the next 12 months.

Our resident agent is The Nevada Agency and Trust Company. Their address is 50 West Liberty Street, Suite 880, Reno, Nevada 89501, Telephone (775) 322-0626, Fax (775) 322-5623, Resident Agent e-mail: corpserve@natco.org.

Reports to security holders

We file reports and other information with the SEC. This annual report on Form 10-K, historical information about our company and other information can be inspected and copied at the Public Reference Room of the SEC located at Room 1580, 100 F Street, N.E., Washington D.C. 20549. Copies of such materials, including copies of any portion of this annual report on Form 10-K, can be obtained from the Public Reference Room of the SEC at prescribed rates. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. Such materials may also be accessed electronically by means of the SEC’s home page on the Internet (http://www.sec.gov).

ITEM 1A. RISK FACTORS

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

Risks Related to our Business

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

A mineral reserve is defined by the Securities and Exchange Commission (‘SEC”) in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

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

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Wyoming as we carry out our exploration program. We may be required to obtain additional work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource and our business could fail.

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

Mineral exploration, development and production involve many risks. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Uranium prices are highly volatile. If a profitable market does not exist, we may have to cease operations.

Uranium prices have been highly volatile, and are affected by numerous international economic and political factors which Yellowcake has no control. The spot price of uranium ranged from $10.00 per pound to $138.00 per pound, to the current spot price of $48.00 at November 13, 2008 per pound. Uranium is primarily used for power generation in nuclear power plants, and the number of customers is somewhat limited in comparison to other global commodities. The price of uranium is affected by numerous factors beyond the Company’s control, including the demand for nuclear power, increased supplies from both existing and new uranium mines, sales of uranium from existing government stockpiles, and political and economic conditions. The Company’s long-term success is highly dependent upon the price of uranium, as the economic feasibility of any ore body discovered on its properties would in large part be determined by the prevailing market price of uranium. If a profitable market does not exist, the Company could have to cease operations. At the present time, we have estimated the development of exploration costs exceed our forecast long term Uranium price. We may not recover our investments from the existing properties.

The uranium exploration and mining industry is highly competitive.

The uranium industry is highly competitive, and we are required to compete with other corporations that may have greater resources than ours. Such corporations could outbid us for potential projects or produce minerals at lower costs which would have a negative effect on our operations.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception (March 23, 2006) to July 31, 2008 was $17,138,161. We had cash in the amount of $651,453 as of July 31, 2008 which is not expected to meet our planned cash requirements for the ensuing year. We cannot provide assurances that we will be able to successfully explore our properties and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended July 31, 2008. Our audited financial statements for the year ended July 31, 2008 don’t include adjustments for this uncertainty. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Risks Related to our Common Stock

Sales of a substantial number of shares of our common stock into the public market by the Selling Shareholders may result in significant downward pressure on the price of our common stock and could affect the ability of our Shareholders to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 51,413,768 shares of common stock issued and outstanding as of November 13, 2008. When our registration statement is declared effective, the Selling Shareholders may be reselling up to 9,086,625 shares of our common stock, 6,131,625 of which are included in the number of our issued and outstanding common shares as of November 13, 2008, shown above.

Any significant downward pressure on the price of our common stock as the Selling Shareholders sell the shares of our common stock could encourage short sales by the Selling Shareholders or others. Any such short sales could place further downward pressure on the price of our common stock.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our Shareholders to resell their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Description of Juniper Ridge Claims

The Juniper Ridge property consists of 128 unpatented lode mining claims, see Figure 2 below. The Property is located in central Wyoming lying along the south-western extent of the Gas Hills Uranium District. The 128 unpatented mining claims are located on public lands administered by the U.S. Bureau of Land Management, are contiguous and consist of the following claim names and numbers:

		Location	Property			Location	Property
Claim No.	Claim Name	Last Book	Name	Claim No.	Claim Name	Last Book	Name
WMC259971	RC-1	1056	Red Creek	WMC260180	RC-64	1057	Red Creek
WMC259972	RC-2	1056	Red Creek	WMC260181	RC-65	1057	Red Creek
WMC259973	RC-3	1056	Red Creek	WMC260182	RC-66	1057	Red Creek
WMC259974	RC-4	1056	Red Creek	WMC260183	RC-67	1057	Red Creek
WMC259975	RC-5	1056	Red Creek	WMC260184	RC-68	1057	Red Creek
WMC259976	RC-6	1056	Red Creek	WMC260185	RC-69	1057	Red Creek
WMC259977	RC-7	1056	Red Creek	WMC260186	RC-70	1057	Red Creek
WMC259978	RC-8	1056	Red Creek	WMC260187	RC-71	1057	Red Creek
WM C259979	RC-9	1056	Red Creek	WMC260188	RC-72	1057	Red Creek
WM C259980	RC-10	1056	Red Creek	WMC260189	RC-73	1057	Red Creek
WM C259981	RC-11	1056	Red Creek	WMC260190	RC-74	1057	Red Creek
WM C259982	RC-12	1056	Red Creek	WMC260533	RC-75	1060	Red Creek
WM C259983	RC-13	1056	Red Creek	WMC260534	RC-76	1060	Red Creek
WM C259984	RC-14	1056	Red Creek	WMC260535	RC-77	1060	Red Creek
WM C259985	RC-15	1056	Red Creek	WMC260536	RC-78	1060	Red Creek
WM C259986	RC-16	1056	Red Creek	WMC260537	RC-79	1060	Red Creek
WM C259987	RC-17	1056	Red Creek	WMC260538	RC-80	1060	Red Creek
WM C259988	RC-18	1056	Red Creek	WMC260539	RC-81	1060	Red Creek
WM C259989	RC-19	1056	Red Creek	WMC260540	RC-82	1060	Red Creek
WM C259990	RC-20	1056	Red Creek	WMC260541	RC-83	1060	Red Creek
WM C259991	RC-21	1056	Red Creek	WMC260542	RC-84	1060	Red Creek
WM C259992	RC-22	1056	Red Creek	WMC260543	RC-85	1060	Red Creek
WM C259993	RC-23	1056	Red Creek	WMC260544	RC-86	1060	Red Creek
WM C259994	RC-24	1056	Red Creek	WMC260545	RC-87	1060	Red Creek
WM C259995	RC-25	1056	Red Creek	WMC260546	RC-88	1060	Red Creek
WM C259996	RC-26	1056	Red Creek	WMC260547	RC-89	1060	Red Creek
WM C259997	RC-27	1056	Red Creek	WMC260548	RC-90	1060	Red Creek
WM C259998	RC-28	1056	Red Creek	WMC260549	RC-91	1060	Red Creek
WM C259999	RC-29	1056	Red Creek	WMC260550	RC-92	1060	Red Creek
WM C260000	RC-30	1056	Red Creek	WMC260551	RC-93	1060	Red Creek
WM C260001	RC-31	1056	Red Creek	WMC260552	RC-94	1060	Red Creek
WM C260002	RC-32	1056	Red Creek	WMC260553	RC-95	1060	Red Creek
WM C260003	RC-33	1056	Red Creek	WMC260554	RC-96	1060	Red Creek
WMC260004	RC-34	1056	Red Creek	WMC260555	RC-97	1060	Red Creek
WMC260005	RC-35	1056	Red Creek	WMC260556	RC-98	1060	Red Creek
WMC260006	RC-36	1056	Red Creek	WMC260557	RC-99	1060	Red Creek
WMC260007	RC-37	1056	Red Creek	WMC260558	RC-100	1060	Red Creek
WMC260008	RC-38	1056	Red Creek	WMC260559	RC-101	1060	Red Creek
WMC260009	RC-39	1056	Red Creek	WMC260560	RC-102	1060	Red Creek
WMC260010	RC-40	1056	Red Creek	WMC260561	RC-103	1060	Red Creek
WMC260157	RC-41	1057	Red Creek	WMC260562	RC-104	1060	Red Creek
WMC260158	RC-42	1057	Red Creek	WMC260563	RC-105	1060	Red Creek
WMC260159	RC-43	1057	Red Creek	WMC260564	RC-106	1060	Red Creek
WMC260160	RC-44	1057	Red Creek	WMC260565	RC-107	1060	Red Creek

		Location	Property			Location	Property
Claim No.	Claim Name	Last Book	Name	Claim No.	Claim Name	Last Book	Name
WMC260161	RC-45	1057	Red Creek	WMC260566	RC-108	1060	Red Creek
WMC260162	RC-46	1057	Red Creek	WMC260567	RC-109	1060	Red Creek
WMC260163	RC-47	1057	Red Creek	WMC260568	RC-110	1060	Red Creek
WMC260164	RC-48	1057	Red Creek	WMC260569	RC-111	1060	Red Creek
WMC260165	RC-49	1057	Red Creek	WMC260570	RC-112	1060	Red Creek
WMC260166	RC-50	1057	Red Creek	WMC260571	RC-113	1060	Red Creek
WMC260167	RC-51	1057	Red Creek	WMC260572	RC-114	1060	Red Creek
WMC260168	RC-52	1057	Red Creek	WMC260573	RC-115	1060	Red Creek
WMC260169	RC-53	1057	Red Creek	WMC260574	RC-116	1060	Red Creek
WMC260170	RC-54	1057	Red Creek	WMC260575	RC-117	1060	Red Creek
WMC260171	RC-55	1057	Red Creek	WMC260576	RC-118	1060	Red Creek
WMC260172	RC-56	1057	Red Creek	WMC260577	RC-119	1060	Red Creek
WMC260173	RC-57	1057	Red Creek	WMC260578	RC-120	1060	Red Creek
WMC260174	RC-58	1057	Red Creek	WMC260579	RC-121	1060	Red Creek
WMC260175	RC-59	1057	Red Creek	WMC260580	RC-122	1060	Red Creek
WMC260176	RC-60	1057	Red Creek	WMC260581	RC-123	1060	Red Creek
WMC260177	RC-61	1057	Red Creek	WMC260582	RC-124	1060	Red Creek
WMC260178	RC-62	1057	Red Creek	WMC260583	RC-125	1060	Red Creek
WMC260179	RC-63	1057	Red Creek	WMC260584	RC-126	1060	Red Creek
				WMC260585	RC-127	1060	Red Creek
				WMC260586	RC-128	1060	Red Creek

Figure 1 Location of Juniper Ridge Property

Location, Access and History of Exploration of Juniper Ridge

The Juniper Ridge project is located in the Poison Basin uranium district in the south central area of Wyoming, close to the Colorado border. The total acreage of the property is 3,200 acres and over 2,000 historical drill holes have been drilled on the project to verify the resource. An area of interest within the Juniper Ridge project is the Browns Park Formation which is 100’s of feet thick.. The roughly 2,000 historical drill holes have been drilled between 100 and 300 feet in depth, and have shown an average grade of between 0.05% and 0.20% .

Mineralization

On the Juniper Ridge Property, mineralization occurs as tabular bodies in sandstone at depths from the surface to 300 feet down.

Uravan-Beck project

Location and description, Access to Property

Our Uravan-Beck project is located in New Mexico in Montrose County, Colorado. This locale is about 65 miles south of Grand Junction, Colorado, and situated astride state highway #141 and the adjacent Dolores River. The property consists of 2565 acres which area is shown on the Red Canyon and Roc Creek U.S. Geological Survey (USGS) topographic quadrangle maps. The property is transected by many old drill roads.

Geology

The Uravan-Beck properties are located on either side of the highway and north-flowing Dolores River. On the west side of the river, our properties are underlain by the lower half of the Salt Wash which is host to lower “rim” uranium deposits. On the east side, our properties are underlain by a full section of Salt Wash and host both upper “rim”, middle “rim”, and lower “rim” uranium deposits as can be observed in the west-facing cliff face above the east side of the river.

Previous exploration and development history

Mr. Bruce Beck, Moab, Utah, former uranium miner and locator of the Company property, estimates 1700 old drill holes, perhaps dating from the 1960s, many forming clusters of close-proximity holes, are present in the project area. Thus far, about two dozen clusters, so-called ‘drill outs,’ have been found. Drill hole probing with portable scintillation equipment indicates local gamma response, equivalent uranium, at relatively shallow depth in these old holes.

General Electric Uranium Management Company (GEUMCO) acquired 23 claims in the Carpenter Flats area in 1977. From then to 1980 GEUMCO drilled 61 holes in the area, which we believe to be on our property

In 1981 a limited partnership of Wisconsin nuclear power utilities, the Dolores Bench Limited Partnership, Green Bay, Wisconsin, also known as the ‘Kewaunee group’, consisting of Wisconsin Public Service Corp., Madison Gas and Electric and Wisconsin Power and Light, acquired GEUMCO’s claims. The Kewaunee group formed in the mid-1970s to secure uranium reserves and maintain a long-term uranium concentrate supply capability. A company called Minerals Recovery Corp. (MRC), now defunct, was contracted to explore the Kewaunee group properties in the Uravan district and elsewhere.

MRC drilled 30 holes in 1982, 94 holes in 1983, and 84 holes in 1984 for a total of 27,368 feet in 208 holes on what is now our Uravan-Beck properties. The average drill depth for the program was 132 feet. We do not know of any reports of findings or results from that drilling.

Acquisition of previous drill information for the Return Mine area

In early 2008, the Company purchased the data base of the results of drilling for the 208 development drill holes completed by MRC as well as some information for the 61 exploration drill holes completed by GEUMCO on the property. The MRC holes were originally gamma-logged for uranium by Superior Logging, Naturita, Colorado, and the rock cuttings were chemically analyzed for V2O5. The drill pattern covers an area of about 1500 feet by 1500 feet.

Figure 2 Location of Uravan-Beck Project

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

Holding costs of the unpatented lode mining claims include a claim maintenance fee of $125.00 per claim payable to the Bureau of Land Management on or before September 1 of each calendar year and those for recording an affidavit and Notice of Intent to hold with the Office of the Clerk, Fremont County Wyoming. County filing fees for documents is $8.00 for the first page and $3.00 per page thereafter, with up to 10 sections of land noted per document. The above Bureau of Land Management maintenance fees will be due again before September 1, 2009, and each year thereafter, the affidavit and Notice of Intent fees will be due again before December 31, 2008, and each year thereafter, with both as modified by future legislation.

Research and Development Expenditures

We did not incur expenditures in research and development over the last fiscal year.

Employees

Currently, we do not have any employees other than our directors and officers. Our directors and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

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

ITEM 3. LEGAL PROCEEDINGS

To the best of our knowledge, we are currently not a party to any legal or bankruptcy proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTC Bulletin Board under the symbol “YCKM”. The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. The bid prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock on November 12, 2008, was $0.065 per share.

Quarter Ended	Bid High	Bid Low
July 31, 2008	$0.60	$0.09
April 30, 2008	$0.83	$0.35
January 31, 2008	$1.94	$0.56
October 31, 2007	$2.35	$1.25
July 31, 2007	$3.64	$1.42
April 30, 2007	$3.45	$0.00
January 31, 2007	$0.00	$0.00
October 31, 2006	$0.00	$0.00

Transfer Agent

Our transfer agent for our common stock is Rough Stock Transfer Inc. at 5700 West Plan Parkway, Suite 100, Plano, Texas 75096. Telephone (972) 381-2782.

Holders of Common Stock

As of November 13, 2008, we have 51,413,768 shares of our common stock outstanding.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Since the end of our last quarter, we have issued the following securities:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table is a summary of purchases made by or on behalf of our company or any "affiliated purchaser," of shares or other units of any class of the our equity securities that is registered by the issuer pursuant to section 12 of the Exchange Act.

Table 1 ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Not Applicable

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report on Form 10-K.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company. We have commenced very limited operations and we currently have no business revenue. Our assets consist of cash and cash equivalents, prepaid expenses, nominal equipment and mineral property interests. There can be no assurance that we will generate revenues in the future or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Plan of Operations and Cash Requirements Over the Next Twelve Months

Current Status of Exploration Projects

At the Juniper Ridge Property, located in the Poison Basin Uranium District of south-central Wyoming, 73 lode mining claims were added to the project earlier this summer, bringing the total number there to 201 claims in addition to one State of Wyoming Mineral Lease. This addition increased the project to 4,793 acres in size from the previous 3,200 acres. Permitting activities at Juniper Ridge are ongoing with Strathmore Minerals Corp. having received permits to begin monitor well installation of six groundwater wells. Upon completion, pump tests will be performed to determine the hydrologic characteristics of possible aquifers, and to obtain samples to determine baseline water quality. We had initially scheduled the drilling and installation activities for spring 2009, in addition to plans for extensive exploration drilling to increase the extent of the known mineralization. We are currently reevaluating the drilling and installation activities program given the current economic condition of Uranium Vanadium market and our estimated exploration costs.

At the Uravan-Beck Property, located in the Uravan district of Colorado, an extensive data base for the Return Mine has been acquired. This data includes over 400 drill holes, mine designs for an expanded mine, and economic models for the proposed mine. In the past year we drilled 6,508 feet and have plans to apply for drill permits to drill an additional 75,000 feet over the next 12 month period.. This drilling will verify the resource at the Return Mine and will verify mineralization at selected other known areas of unmined but known mineralization. Stewart Brothers Drilling of Milan New Mexico has been selected as the drilling contractor. JBR Environmental Consultants Inc. has been selected to obtain the drill permits for Yellowcake. Drilling has begun in August 2008 after we have made the reclamation bond for the drilling permit.

Anticipated Cash Requirements

We estimate that our total expenditures over the next 12 months will be approximately $1,609,000. Our plan of operations for the next 12 months is to complete the following objectives:

Expense	Cost
Consulting Fees	$60,000
General and administrative	70,000
Investor relations	60,000
Management fees	84,000
Juniper Project	200,000
Beck Project	1,035,000
Professional fees	100,000
Total	$1,609,000

At July 31, 2008 we had cash available of $651,000 and account payable and accrued liabilities of $165,000. We would have approximately $486,000 available after paying off the liabilities. We will require additional funds to implement our growth strategy in exploration operations over the next 12 months ending July 31, 2009. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. If we need and are unable to obtain additional financing, we could be forced to scale down or cease operations and investors could lose their entire investment in our common stock. We may continue to be unprofitable.

Liquidity and Capital Resources

Our financial condition for the year ended July 31, 2008 and July 31, 2007 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	July 31, 2008	July 31, 2007

Current Assets	$723,497	$4,770,986
Current Liabilities	165,181	923,440
Working Capital	$558,316	$3,847,546

The decrease in our working capital was primarily due to costs associated with claim maintenance under the Strathmore agreement and the costs associated with the Beck properties.

Cash Flows

			Inception
			(March 31,
	Year Ended	Year Ended	2006) to
	July 31, 2008	July 31, 2007	July 31, 2008
Net cash used in Operating Activities	$(2,620,167)	$(901,384)	$(3,529,335)
Net cash used in Investing Activities	(1,426,707)	(100,000)	(1,526,707)
Net cash provided by Financing Activities	-	5,652,495	5,707,495
Increase (decrease) Cash and Cash Equivalents During the Period	$(4,046,874)	$4,651,111	$651,453

Cash Used In Operating Activities

During the year ended July 31, 2008 we used net cash in operating activities in the amount of $2,260,167. The cash used in year ended July 31, 2008 by our operating activities is primarily represented by mineral property expenditures and payment of financing costs. Administrative expenses and investor relations net of interest income comprise the balance. For the prior year the cash used in operating activities is represented solely by administrative expenses.

Cash from Financing Activities

We received no net cash from financing activities during the year ended July 31, 2008 compared to $5,652,495 received during the year ended July 31, 2007. During the 2007, the net cash generated by financing activities is attributable to the private placement financings of our common stock that we have completed for the year.

Cash from Investing Activities

During the year ended July 31, 2008, we incurred a total of $1,426,707 in investing activities compared to $100,000 for the same period in 2007. The increase spending in investing was primarily due to the addition of Beck property. Pursuant to the agreement, we had paid an aggregate of $1,089,193 to the vendors of Beck. We also paid $130,400 to the State of Colorado as reclamation bond for the application of drilling permit for the Beck property. We have drilled about 40 holes in August 2008. We also incurred $107,114 in exploration advances to Strathmore.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended July 31, 2008 which are included herein.

Our operating results for the year ended July 31, 2008, for the period from our inception on March 31, 2006 through to July 31, 2008 and the changes between those periods for the respective items are summarized as follows:

Revenues

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

Expenses

	Year Ended	Year Ended
	July 31, 2008	July 31, 2007
Consulting fees	$28,050	$346,902
General and administrative	89,816	73,687
Impairment of mineral interests	10,357,142	-
Investor relations and communications	104,342	101,806
Management fees	1,050,873	2,071,282
Mineral property interests	1,124,316	665,421
Financing Costs	-	709,200
Professional fees	348,142	193,153
Total expenses	$13,102,681	$4,161,451

Consulting and management fees

Consulting and management fees represent fees paid to services paid to officers and directors and consultants, and the fair values of stock options expenses for stock options granted to these individuals. The Company recorded an aggregate amount of $787,828 for the year ended July 31, 2008 as compared to $2,370,719 in 2007. The Company had granted options to four officers and directors and consultants, the related stock options expense was recorded as part of management fees and consulting fees for the year ended July 31, 2007. During the current year ended July 31, 2008, two directors and three consultants had left and thus their related expenses were not recognized in the year.

General and administrative expense

General and administrative expense includes rent, travel, office supplies and office services. The increase in our general and administrative expenses for the year ended July 31, 2008 was due to costs incurred maintaining a corporate office for a full year.

Impairment of mineral interests

The write down represents the carrying value of mineral interest rights on the Juniper property. Based on our analysis, the forecast long term uranium price is expected to be lower than the estimated costs for development extraction on the Juniper property and it is not economically feasible to continue with the exploration and drilling work at the present time. As a result, we have written down the mineral interest in Juniper Ridge property to a nominal value, $1, as of the year ended July 31, 2008. If at such time in the future, management determines that the market price of Uranium supports mining this property, the Company will re-evaluate its interest. However, the Company will continue with its claim maintenance obligations.

Mineral property interests

Mineral property interests represent expenditures under the option agreement to earn an interest in the Juniper Ridge property, funds expended on the Texas data base and exploration expenses incurred under binding letters of intent to enter into option agreements on the Sky and Jeep properties.

Financing costs

Pursuant to the terms and conditions of the private placement, the Company agreed to use its best efforts to register the common shares issued in the private placements for resale by the purchasers within 180 days of issue. The Company also agreed, if the shares had not been registered by that date, to pay as a penalty to each purchaser an amount equal to 2% of the amount invested for each month that the shares remained unregistered, to a maximum of 6 months. As the Company did not complete the filing within the specified time period, we had accrued and recorded the amount as financing costs in 2007. No such financing costs were incurred during the year ended July 31, 2008.

Professional fees

Professional fees include legal expenses in connection with major contracts and general corporate matters and audit expense for the year. The increase in legal and audit fees for the year ended July 31, 2008 was due expanded scope of operations. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements. Our legal expenses represent amounts paid to legal counsel in connection with our corporate activities and the preparation or review of our reports and other disclosure filed with the SEC. Legal and audit expenses will be ongoing during fiscal 2009 as we are subject to the reporting obligations of the Securities Exchange Act of 1934, as amended, and BCSC Instrument 59-509.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to achieve its operating objectives, confirmation of our company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2008, our company has accumulated losses of $17,138,161 of which $10,357,142 represents the write down on the Juniper property.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended July 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

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

Application of Critical Accounting Estimates

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management of our company reviews the carrying value of each mineral property periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. No write downs of mineral property interests were recorded in the year ended July 31, 2007.

At July 31, 2008, we made the decision to write down our investment in the Juniper property to $1.00 due to management’s projected mid and long term uranium market pricing which we believe will be below the cost of production on these properties.

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (''SFAS 143''), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company will record an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our company will reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed, our company will accordingly update its assessment. At July 31, 2007, our company had not undertaken any drilling activity on its properties had not incurred significant reclamation obligations. As such, no asset retirement obligation accrual was made in the July 31, 2008 and 2007 financial statements.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YELLOWCAKE MINING INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

JULY 31, 2008

BDO Dunwoody LLP	600 Cathedral Place
Chartered Accountants	925 West Georgia Street
Vancouver, BC, Canada V6C 3L2
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Yellowcake Mining Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Yellowcake Mining Inc. (An Exploration Stage Company) as of July 31, 2008 and 2007, and the related statements of operations, cash flows and changes in stockholders¡¯equity for the years then ended and for the period from inception (March 23, 2006) to July 31, 2008. These financial statements are the responsibility of the Company¡¯s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company¡¯s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Yellowcake Mining Inc. at July 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period from inception (March 23, 2006) to July 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an accumulated deficit of $17,138,161 at July 31, 2008 and incurred a net loss for the year then ended of $13,007,493. These conditions raise substantial doubt about the Company¡¯s ability to continue as a going concern. Management¡¯s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
November 10, 2008

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in US dollars)

	July 31, 2008	July 31, 2007

ASSETS

Current
Cash	$651,453	$4,698,327
Receivables	65,000	2,489
Prepaid expenses	7,044	70,170

Total current assets	723,497	4,770,986

Exploration advances (Note 4)	107,114	-
Mineral rights (Note 3)	1,324,417	10,257,143
Reclamation bonds	130,400	-

Total assets	$2,285,428	$15,028,129

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Notes 6 and 11)	$165,181	$833,019
Due to Strathmore Minerals Corp. (Note 4)	-	90,421
	165,181	923,440

Stockholders’ Equity

Common stock, 750,000,000 shares authorized with a par	51,414	50,932
value of $0.001 (issued: July 31, 2008 – 51,413,768; July
31, 2007 – 50,931,625)
Additional paid-in (distribution of) capital	19,206,994	18,184,425
Deficit accumulated during the exploration stage	(17,138,161)	(4,130,668)

Total stockholders’ equity	2,120,247	14,104,689

Total liabilities and stockholders’ equity	$2,285,428	$15,028,129

Nature of Operations and Ability to Continue as a Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	Year Ended	Year Ended	Inception
	July 31,	July 31,	(March 23,
	2008	2007	2006) to July
			31, 2008

Expenses
Consulting fees (Note 5)	$28,050	$346,902	$374,952
General and administrative	89,816	73,687	171,037
Impairment of mineral interests (Note 3)	10,357,142	-	10,357,142
Investor relations and communication	104,342	101,806	207,748
Management fees (Notes 5 and 6)	1,050,873	2,071,282	3,122,155
Mineral property expenditures (Note 3)	1,124,316	665,421	1,789,737
Financing costs (Note 11)	-	709,200	709,200
Professional fees	348,142	193,153	541,295

Loss before undernoted items	(13,102,681)	(4,161,451)	(17,273,266)
Interest income	95,188	39,917	135,105

Net Loss	$(13,007,493)	$(4,121,534)	$(17,138,161)

Basic and diluted loss per share	$(0.25)	$(0.05)

Weighted average number of shares
outstanding	51,052,283	76,465,969

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

			Inception
			(March 23,
	Year Ended	Year Ended	2006) to July
	July 31, 2008	July 31, 2007	31, 2008

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(13,007,493)	$(4,121,534)	$(17,138,161)
Adjustments to reconcile net loss to cash used in
operating activities:
Stock-based compensation	787,828	2,370,719	3,158,547
Write off of mineral interests	10,357,142	-	10,357,142
Changes in assets and liabilities:
Receivables	(62,511)	(2,489)	(65,000)
Prepaid expenses	63,126	(70,020)	(7,044)
Due to Strathmore Minerals Corp.	(90,421)	90,421	-
Accounts payable and accrued liabilities	(667,838)	831,519	165,181
Net cash used in operating activities	(2,620,167)	(901,384)	(3,529,335)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	-	5,652,495	5,707,495
Net cash provided by financing activities	-	5,652,495	5,707,495

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights	(1,189,193)	(100,000)	(1,289,193)
Exploration advances	(107,114)	-	(107,114)
Reclamation bond	(130,400)	-	(130,400)
Net cash used in investing activities	(1,426,707)	(100,000)	(1,526,707)

Increase (decrease) in cash during the period	(4,046,874)	4,651,111	651,453

Cash, beginning of period	4,698,327	47,216	-

Cash, end of period	$651,453	$4,698,327	$651,453

Cash paid for interest during the period	$-	$-
Cash paid for income taxes during the period	$-	$-

Supplemental Disclosure with respect to Cash flows (Note 10)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from March 23, 2006 (Date of Inception) to July 31, 2008
(Expressed in US dollars)

				Deficit
			Additional	Accumulated
	Number of		Paid-in	During the	Total
	common	Par	(distribution	Exploration	Stockholders’
	shares	Value	of) Capital	stage	Equity

Balance, March 23, 2006
(date of inception)	-	$-	$-	$-	$-
Shares issued:
Initial capitalization	60,000,000	60,000	(58,000)	-	2,000
Private placement	31,800,000	31,800	21,200	-	53,000
Net loss for the period	-	-	-	(9,134)	(9,134)

Balance, July 31, 2006	91,800,000	91,800	(36,800)	(9,134)	45,866
Shares issued:
Private placements (Note 5)	6,131,625	6,132	5,903,868	-	5,910,000
Acquisition of mineral rights (Note 5)	9,000,000	9,000	10,148,143	-	10,157,143
Shares returned to treasury (Note 5)	(56,000,000)	(56,000)	56,000	-	-
Share issue costs (Note 5)	-	-	(257,505)	-	(257,505)
Stock-based compensation (Note 5)	-	-	2,370,719	-	2,370,719
Net loss for the year	-	-	-	(4,121,534)	(4,121,534)

Balance, July 31, 2007	50,931,625	$50,932	$18,184,425	$(4,130,668)	$14,104,689
Shares issued:
Acquisition of mineral rights (Note 3)	482,143	482	234,741	-	235,223
Stock-based compensation (Note 5)	-	-	787,828	-	787,828
Net loss for the year	-	-	-	(13,007,493)	(13,007,493)
Balance, July 31, 2008	51,413,768	$51,414	$19,206,994	$(17,138,161)	$2,120,247

On January 23, 2007, the Company effected a 30:1 forward stock split of the authorized, issued and outstanding common stock (Note 5). All share and per share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008 (Expressed in US dollars)

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $17,138,161 since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008 (Expressed in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss Per Share

The Company computes its net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the year ended July 31, 2008, potentially dilutive common shares relating to options and warrants outstanding totalling 5,055,000 (2007 – 5,555,000) were not included in the computation of loss per share because the effect was anti-dilutive.

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

Impairment of long-lived assets

Long-lived assets are continually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended July 31, 2008, the Company recognized an impairment of $10,357,142 in respect of one of its mineral properties (2007 - $Nil).

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If it is determined that the realization of the future tax benefit is not more likely than not, the Company establishes a valuation allowance.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008 (Expressed in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Accounting for Stock- based Compensation” (“SFAS 123R”), and applied the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of the adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption. Prior to the adoption of SAFS 123R, the Company did not issue any compensation awards.

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008 (Expressed in US dollars)

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

Juniper Ridge

On March 14, 2007, the Company entered into an option and joint venture agreement with Strathmore Minerals Corp. (“Strathmore”) on the Baggs, Juniper Ridge Project properties located in Wyoming. The Company was granted sole and exclusive rights to earn-in an 80% interest in the properties. Under the terms of the original agreement, the Company must make cash payments of $500,000 in various stages as follows: $100,000 upon closing of the option agreement (paid) and $100,000 on each of the first (paid), second, third and fourth anniversary. The Company also issued 9,000,000 shares of common stock to Strathmore upon closing of the agreement (issued). The Company must also incur expenditures of $1,600,000 per year for a period of 5 years for a total commitment of $8,000,000. The Company will earn 40% of the optioned interest upon spending $4,000,000. The Company will earn the remaining 40% of the optioned interest by spending an additional $4,000,000 during the 5-year term and by paying a royalty of 3% on the optioned portion on all future production.

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008 (Expressed in US dollars)

3.	MINERAL RIGHTS (continued)

Juniper Ridge (continued)

In April 2008, the Company and Strathmore reached an agreement to amend certain terms of the option agreement. Pursuant to the terms of the amended agreement the joint operations have been restructured so that they are jointly owned by a Limited Liability Company (“LLC”). The Company maintains its option to earn up to an 80% interest in the LLC, Juniper Ridge Project. The Company‘s requirement to incur expenditures was amended to require $764,518 be spent not later than May 1, 2008 (incurred), a minimum of $300,000 not later than September 1, 2008, a minimum of $500,000 not later than December 31, 2009 and the balance of the $8,000,000 not later than December 31, 2012.

On October 12, 2008, the Company received a Memorandum of Understanding from Strathmore which has proposed to amend the annual commitment of expenditures from $300,000 and $500,000 for 2008 and 2009 respectively to $100,000 per year for 2008 and 2009, with the total commitment of remaining at $8,000,000 no later than December 31, 2012. The Company has responded to the suggested amendment and it is working with Strathmore to reach acceptable terms by both parties.

Jeep

The Company entered into an option and joint venture agreement with Strathmore Resources (US) Ltd., a related party under a common director, to explore, develop and mine the Jeep property located in Gas Hills, Freemont County, Wyoming. Under the agreement, the Company had sole and exclusive rights from Strathmore Resources (US) Ltd. to earn-in a 60% interest in the Jeep property in consideration of the Company’s incurring a total of $10,000,000 in expenditures on the Jeep property. The first expenditures in the amount of $250,000 was to be met on or before September 29, 2008, with additional expenditures of: $1,250,000 was to be expended during the twelve months ended September 29, 2009, $1,500,000 was to be expended during the twelve months ended September 29, 2010, $2,000,000 was to be expended during the twelve months ended September 29, 2011, $2,000,000 was to be expended during the twelve months ended September 29, 2012 and $3,000,000 was to be expended during the twelve months ended September 29, 2013. The option agreement was terminated on April 21, 2008.

Sky

The Company entered into an option and joint venture agreement with Strathmore Resources (US) Ltd., a related party under a common director, to explore, develop and mine the Sky property located in West Gas Hills, Freemont County, Wyoming. Under the agreement, the Company had sole and exclusive rights from Strathmore Resources to earn-in a 60% interest in the Sky property in consideration of the Company incurring a total of $7,500,000 in expenditures, over four years, on the Sky property. The first expenditures in the amount of $500,000 was to be met on or before September 29, 2008, with additional expenditures of: $2,000,000 was to be expended during the twelve months ended September 29, 2009, $2,000,000 was to be expended during the twelve months ended September 29, 2010 and $3,000,000 was to be expended during the twelve months ended September 29, 2011. The option agreement was terminated on April 21, 2008.

Beck

On December 28, 2007, the Company entered into a master option agreement with American Nuclear Fuels, as well as six lease and option agreements with individual claimholders, to purchase 185 mining claims, approximating 3,700 acres, in the Uravan uranium belt, Montrose County, Colorado, also known as the Beck Project, in exchange for total payments of $5,968,657 in cash and the issuance of 2,765,625 shares of the Company’s common stock, payable over 5 years as follows:

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008 (Expressed in US dollars)

3.	MINERAL RIGHTS (continued) Beck

Date	Cash	Number of Shares
October 3, 2007 ( stand still payment)	$125,000*	-
December 15, 2007 (stand still extension)	250,000*	-
December 28, 2007	80,357*	65,179*
March 31, 2008	321,429*	260,714*
June 15, 2008	312,407*	156,250*
December 15, 2008	1,035,714	517,857
December 15, 2009	1,000,000	500,000
December 15, 2010	1,000,000	500,000
December 15, 2011	1,000,000	500,000
December 15, 2012	843,750	265,625
Total	$5,968,657	2,765,625

* As of July 31, 2008, the Company has made the required total cash payments of $1,089,193 and issued 482,143 common shares of the Company.

Pursuant to the terms and conditions of the option agreements, Yellowcake has the exclusive right to access, explore and develop the properties. All future production from the property will be subject to a 3.5% royalty based on the contained metal value of ore after deduction of mining, transport and processing costs.

Mineral rights are summarized as follows:

	July 31, 2008	July 31, 2007

Juniper Ridge:
Opening balance	$10,257,143	$-
Option payment	100,000	100,000
Issuance of 9,000,000 common shares	-	10,157,143
	10,357,143	10,257,143
Write down of mineral rights	(10,357,142)	-
Closing balance	$1	10,257,143

According to management of the Company, the forecast long term uranium price is expected to be lower than the estimated costs for development extraction on the Juniper property and it is not economically feasible to continue with the exploration and drilling work at the present time. As a result, management has written down the mineral interest in Juniper Ridge property to a nominal value, $1, as of the year ended July 31, 2008. If at such time in the future, management determines that the market price of Uranium supports mining this property, the Company will re-evaluate its interest. However, the Company will continue with its claim maintenance obligations.

Beck:
Opening balance	$-	$-
Option payments	1,089,193	-
Issuance of 482,143 common shares	235,223	-
Closing balance	$1,324,416	$-

Total mineral rights as of July 31, 2008	$1,324,417	$10,257,143

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008 (Expressed in US dollars)

3.	MINERAL RIGHTS (continued)

Mineral properties expenditures are summarized as follows:

			Inception (March
	Year Ended	Year Ended	23, 2006) to July
	July 31, 2008	July 31, 2007	31, 2008

Juniper Ridge
Claim maintenance	$34,798	$23,793	$58,591
Camp and field supplies	5,776	6,533	12,309
Drilling	70,892	55,957	126,849
Geological and geophysical	248,835	158,918	407,753
Travel and accommodation	7,839	3,986	11,825
	368,140	249,187	617,327

Sky:
Claim maintenance	6,611	-	6,611
Assaying, testing and analysis	12,051	1,012	13,063
Camp and field supplies	4,470	14,989	19,459
Drilling	128,452	191,142	319,594
Geological and geophysical	49,754	86,504	136,258
Travel and accommodation	1,029	3,986	5,015
	202,367	297,633	500,000

Jeep:
Claim maintenance	21,979	10,098	32,077
Assaying, testing and analysis	951	-	951
Camp and field supplies	2,229	4,823	7,052
Drilling	57,946	30,398	88,344
Geological and geophysical	15,428	18,306	33,734
Travel and accommodation	1,130	3,986	5,116
	99,663	67,611	167,274

Beck
Claim maintenance	86,807	-	86,807
Assaying, testing and analysis	6,111	-	6,111
Camp and field supplies	630	-	630
Drilling	45,852	-	45,852
Geological and geophysical	165,493	-	165,493
Permits	64,305	-	64,305
Travel and accommodation	22,058	-	22,058
	391,256	-	391,256

Texas Database:
Geological and geophysical	62,890	50,990	113,880

	$1,124,316	$665,421	$1,789,737

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008 (Expressed in US dollars)

4.	DUE FROM/TO STRATHMORE MINERALS CORP.

Amounts owing to/from Strathmore Minerals Corp. (“Strathmore”) are non-interest bearing and with no specified repayment terms. As of July 31, 2008, the Company has paid $107,114 in excess of the required exploration work performed.

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

Share issuances

On March 23, 2006 (inception), the Company issued 60,000,000 shares of its common stock to its Directors for cash of $2,000.

On July 25, 2006, the Company closed a private placement for 31,800,000 common shares for an aggregate price of $53,000.

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

On July 7, 2008, the Company issued 156,250 common shares, with a fair value of $0.40 per share, pursuant to a mineral property master option agreement (Note 4). The fair value was based on the quoted market price on the date of issuance.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008 (Expressed in US dollars)

5.	COMMON STOCK (continued) Share purchase warrants

Share purchase warrant transactions are summarized as follows:

		Weighted
		Average
	Number of Shares	Exercise Price

Balance at July 31, 2006	-	$-
Issued	2,955,000	1.50
Balance at July 31, 2007 and July 31, 2008	2,955,000	$1.50

At July 31, 2008, the following share purchase warrants were outstanding and exercisable:

Number of Shares	Exercise Price ($)	Expiry Date

2,070,000	1.50	February 20, 2009
885,000	1.50	February 28, 2009
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

As disclosed in Note 2, the Company adopted SFAS No.123R commencing on August 1, 2006. Effective with the adoption of SFAS No.123R, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. Compensation expense for stock options granted to employees and non-employees is amortized over the contract services period or, if none exists, from the date of grant until the options vest. Compensation associated with unvested options granted to non-employees is re-measured on each balance sheet date using the Black-Scholes option pricing model.

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008 (Expressed in US dollars)

5.	COMMON STOCK (continued)

Stock option transactions are summarized as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Balance at July 31, 2006	-	$-
Granted	2,600,000	2.71
Balance at July 31, 2007	2,600,000	2.71
Granted	1,000,000	1.20
Cancelled/forfeited	(1,500,000)	2.70
Balance at July 31, 2008	2,100,000	$2.00

At July 31, 2008, the following stock options were outstanding and exercisable:

Number of		Aggregate		Number of	Aggregate
Options	Exercise	Intrinsic		Options	Intrinsic
Outstanding	Price	Value	Expiry Date	Exercisable	Value

1,000,000	$2.70	$-	March 16, 2012	500,000	$-
100,000	$3.05	$-	April 13, 2012	50,000	$-
1,000,000	$1.20	$-	December 3, 2012	250,000	$-
2,100,000		$-		800,000	$-

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.35 per share as of July 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of July 31, 2008 was $Nil. As of July 31, 2008, 800,000 (2007 – 650,000) outstanding options were vested and exercisable and the weighted average exercise price was $2.25 (2007 - $2.71) . The total intrinsic value of options exercised during the period ended July 31, 2008 was $Nil (2007 - $Nil).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of July 31, 2008.

		Weighted
		Average
		Grant-Date
	Number of Options	Fair Value

Non-vested options at July 31, 2007	1,950,000	$2.26
Granted	1,000,000	$0.57
Vested	(525,000)	$1.08
Cancelled/forfeited	(1,125,000)	$2.19

Non-vested options at July 31, 2008	1,300,000	$1.51

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008 (Expressed in US dollars)

5.	COMMON STOCK (continued)

Stock Options (continued)

At July 31, 2008, there was unamortized compensation expense of $766,082 relating to the outstanding unvested options. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 4 years.

Total stock-based compensation is recorded in the Statement of Operations with corresponding additional paid- in capital recorded in stockholders' equity as follows:

Stock-based Compensation

The fair value of stock options granted during the year ended July 31, 2008 was $741,900 (July 31, 2007 - $5,500,840) which is being recognized over the option vesting periods. Total stock-based compensation recognized during the year ended July 31, 2008 was $787,828 (July 31, 2006 - $2,370,719) which has been recorded in the Statement of Operations as follows:

			Inception
			(March 23,
	Year Ended	Year Ended	2006) to July
	July 31, 2008	July 31, 2007	31, 2008

Expenses (recovery):
Consulting fees	$(68,160)	$300,637	$232,477
Management fees	855,988	2,070,082	2,926,070
Total stock-based compensation expense	$787,828	$2,370,719	$3,158,547

The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted:

	Year Ended	Year Ended
	July 31, 2008	July 31, 2007

Risk-free interest rate	2.69% - 4.59%	3.99%
Expected life of options (years)	3.96 -5.00	5.0
Expected volatility	119% - 206%	119%
Dividend rate	0%	0%

6.	RELATED PARTY TRANSACTIONS

The Company paid or accrued management fees of $40,340 to a former officer of the Company (2007 - $9,000) and $154,545 to directors of the Company (2007 - $1,200). At July 31, 2008, included in accounts payable and accrued liabilities was $10,000 owed to a director for management fees. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008 (Expressed in US dollars)

7.	SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests. Geographic information is as follows:

	July 31, 2008	July 31, 2007

Non-current assets
Canada	$-	$-
United States	1,561,931	10,257,143

	$1,561,931	$10,257,143

8.	INCOME TAXES

The significant components of the Company's future income tax assets are as follows:

	July 31, 2008	July 31, 2007

Deferred income tax assets:
Non-capital loss carry forwards	$382,000	$131,000
Resource expenditures	4,130,000	226,000
Valuation allowance	(4,512,000)	(357,000)

Net deferred income tax assets	$-	$-

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	Year Ended	Year Ended
	July 31, 2008	July 31, 2007

Loss for the period	$(13,007,000)	$(4,122,000)
Statutory rate	34.0%	34.0%
Benefit from net loss	(4,423,000)	(1,401,000)
Non-deductible stock option compensation	268,000	805,970
Non-deductible finance fees	-	241,130
Increase in valuation allowance	4,155,000	353,900

Income taxes expenses for the period	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax asset has been established at both July 31, 2008 and July 31, 2007.

The Company has available for deduction against future taxable income non-capital losses of approximately $1,124,000 in the United States. These losses, if not utilized, will expire through 2028.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008 (Expressed in US dollars)

8.	INCOME TAXES (continued)

The Company is in arrears on filing its statutory income tax returns. The Company expects to have net operating loss carry forwards to offset taxable income. Future income tax assets as of July 31, 2008 and 2007 consist primarily of the tax effect of net operating loss carry forwards and resource expenditures. The availability of these amounts is subject to examination in the United States and various state jurisdictions for periods since inception in 2006.

9.	FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, receivables, accounts payable and accrued liabilities and due from/to Strathmore Minerals Corp. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted. The Company is exposed to currency risk by incurring certain expenditures in currencies other than the Canadian dollar. The Company does not use derivative instruments to reduce this currency risk.

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Significant non-cash transactions for the year ended July 31, 2008 consisted of:

	i)	The Company issued a total of 482,143 commons shares at fair-value of $235,223 pursuant to a mineral property master option agreement.

Non-cash investing and financing activities for the year ended July 31, 2007 were as follows:

i)

The issuance of 9,000,000 common shares pursuant to an option and joint venture agreement wherein the Company acquired sole and exclusive rights to earn-in an 80% interest in the Juniper Ridge project located in Wyoming, USA. The fair value of the shares issued was estimated to be $10,157,143.

	ii)	The issuance of 221,625 common shares was for finders’ fees in connection with two private placements. The fair value of the shares was estimated to be $94,731.

11.	ACCOUNTS PAYABLE AND ACCRUED LIABILTIES

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

During the year ended July 31, 2008, the Company paid $709,200 as a penalty to the private placement holders under the terms of the 2007 private placements. This amount was provided for within the financial statements for the year ended July 31, 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

We have engaged the firm of BDO Dunwoody LLP, as of June 1, 2007. During the last two fiscal years and subsequent interim periods preceding their engagement, BDO Dunwoody LLP was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and remediation

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10- K, under the direction of our Chief Executive Officer, we have evaluated our disclosure controls and procedures as of July 31, 2008, and we have concluded our disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, we are in the process of remediating such material weaknesses in our internal controls and procedures.

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

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of July 31, 2008.

Based on its evaluation under the framework in Internal Control—Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of July 31, 2008, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended July 31, 2008, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

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
(iii)	Our company’s accounting personnel and management does not have sufficient technical knowledge in the preparation of financial statements and
(iv)

Insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstanding regarding key decisions affecting our operations and management.

Actions Taken and in Progress to Remediate Material Weaknesses

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the weaknesses described in this annual report. Such remediation activities include the following:

(i)	We have engaged a professional accounting firm to provide assistance in the review of stock based compensation expense calculation;
(ii)	We have engaged a professional accounting firm to assist in the accounting of income taxes;
(iii)	We have engaged a professional accounting firm to assist in the preparation of financial statements; and
(iv)	We will implement a policy to formally document all decisions made by the board on a timelier manner.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended July 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Certificates

Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B OTHER INFORMATION

1.

On July 21, 2008 we announced that we have received the necessary permits from the Colorado Division of Reclamation, Mining and Safety and U.S. Bureau of Land Management to allow drilling on our +3,000 acre Uravan-Beck Property in Montrose County, CO.

2.

On September 18, 2008, our board of directors passed a resolution cancelling our company’s Bylaws in their entirety and adopting the Amended and Restated Bylaws attached to our current report on Form 8-K as Exhibit 3.1. The Amended and Restated Bylaws were amended to add Article IX “Transactions with Shareholders”. Section 1 and 2 provides that our company will not be governed by certain sections of the Nevada Private Corporations Act.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at the date of this report, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

All directors of our company hold office until the next annual meeting of the Shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and the executive officers of our operating subsidiaries, as well as the positions held, age and duration of appointment for such persons are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
William Tafuri	President, CEO, CFO, Secretary, Treasurer and Director	67	January 16, 2007
H. Richard Klatt	Director	71	February 9, 2007
Siegfried Muessig	Director	86	December 3, 2007
James Malone	Director	55	December 3, 2007

Identification of certain significant employees

Name	Position Held with our Company	Age	Date Appointed
David McAdam	Financial Consultant	49	July 28, 2008

Family relationships

There are no family relationships with any of our other directors and officers.

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their business experience, principal occupations during the period, and the names and principal businesses of the organizations by which they were employed.

William Tafuri

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

H. Richard Klatt

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

From 2000 to 2003, Mr. Klatt performed economic geology research. He pursued the study of the geology of platinum-group metals in anticipation of increasing future demand for these metals and subsequently assembled a comprehensive database of the geology of conventional and unconventional platinum-group metals and their global distribution that is self-published and sold in CD-ROM format as a guide for platinum-group exploration. Reviewed the geology of Mexico and identified exotic tectonostratigraphic terrains comprising Mexico that are permissive for discovery of gold and platinum and created a database of this information as a guide for exploration.

Mr. Klatt received a Bachelor of Science degree in Geology at the University of Illinois, Urbana, Illinois. He also completed course work in Carbonate Petrology at the University of Utah, Salt Lake City, Utah.

Siegfried Muessig

Siegfried Muessig, PhD, has over 50 years of international experience in exploration, mining, and management. As vice president of Getty Mining Company he organized, staffed, and directed a worldwide exploration, acquisition, and mining organization of about 70 professionals. Before joining Getty, Mr. Muessig was Chief Geologist of U. S. Borax and was a mineral deposits geologist with the U. S. Geological Survey. Since the disbandment of Getty, he has been a senior advisor to major mining companies and as president of Crystal Exploration Inc. operated a diamond exploration program in the U.S. in joint venture with Dow Chemical and Ashton Mining Co. He is a past president of the Society of Economic Geologists, a Distinguished Member of the Society of Mining, Metallurgy, and Exploration (SME), a Fellow of the Geological Society of America and served on the Committee on Geology of the National Academy of Science. He is a Founding Member of the Division of Energy Minerals of the American Association of Petroleum Geologists, and served on the Uranium Advisory Committee of the American Mining Congress.

James Malone

James Malone has more than 39 years of experience in the nuclear power industry. Mr. Malone is Vice President, Nuclear Fuels for Exelon Generation since 1999. Mr. Malone is a member of the American Nuclear Society and is Past Chairman, Fuel Cycle Waste Management Division. Mr. Malone spent several years at SWUCO, Inc. as a SWU broker. Prior to SWUCO he was Manager of Economic Analysis at Yankee Atomic. Jim began his career in nuclear power as an engineer in the utility reactor core analysis section of the nuclear engineering department of United Nuclear Corporation. Mr. Malone received a B.S. in chemical engineering (nuclear), 1968 from Manhattan College, Bronx, New York and an M.B.A. in 1972 (Graduate School of Business Award for Academic Excellence) at the Iona College, New Rochelle, New York.

David McAdam

David McAdam has more than 25 years experience in various aspects of financial management and advisory services. Mr. McAdam was most recently the CFO of Eastern Platinum Limited a TSX, AIM, JSE listed platinum group metals mining company based in Vancouver. Prior to that Mr. McAdam had a 14 year career with Waste Management, Inc and its predecessor organizations, holding various roles including Assistant Corporate Controller and Vice President Operations – Recycling. Mr. McAdam began his professional career at Arthur Andersen & Co in 1983.

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

4.

being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.

being found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; or

6.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
William Tafuri	1	1	1
H. Richard Klatt	1	1	1
Siegfried Muessig	1	Nil	Nil
James Malone	Nil	Nil	Nil

1 Mr. Tafuri and Mr. Klatt have not filed Form 4’s relating to the grant of stock options;
1 Mr. Muessig was late filing his Form 3;

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

Corporate Governance

We currently act with four directors consisting of William Tafuri, Richard Klatt, Sigfried Muessig and James Malone. We have determined that Sigfried Muessig and James Malone are independent directors as defined by Nasdaq Marketplace Rule 4200(a)(15).

Transactions with Independent Directors

Other than as set out below, none of our independent directors entered into any transaction, relationship or arrangement, since the beginning of our year ended July 31, 2007, or in any currently proposed transaction, that was considered by our board of directors in determining whether the director maintained his independence in accordance with Nasdaq Marketplace Rule 4200(a)(15).

In consideration for acting as board members, we have agreed to reimburse Messrs. Muessig and Malone for out of pocket expenses incurred for attending board meetings. As additional consideration, we have granted to each of Messrs. Muessig and Malone, stock options to purchase up to 500,000 shares of the Company’s common stock exercisable at a price of $1.20 per share until December 3, 2012, which options vest according to the stock option agreement. The options are issued in accordance with the Company’s 2007 Stock Option Plan.

Audit Committee and Audit Committee Financial Expert

We have an audit committee and audit committee charter. Our audit committee is not independent as the term is used in Nasdaq Marketplace Rule 4200(a)(15), as amended and is presently comprised of H. Richard Klatt. A copy of our audit committee charter is attached to this Annual Report. The Audit Committee represents the Board of Directors in discharging its responsibility relating to the accounting, reporting and financial practices of the Company and its subsidiaries, and has general responsibility for oversight of internal controls, accounting and audit activities and legal compliance of the Company and its subsidiaries. However, the Audit Committee’s function is one of oversight only and shall not relieve the Company’s management of its responsibilities for preparing financial statements which accurately and fairly present the Company’s financial results and conditions or the responsibilities of the independent accountants relating to the audit or review of financial statements.

Currently we do not have a member in our Board of Directors who is considered as a “audit committee financial expert” as defined in SEC Release No. 33-8177 SEC. II(A)(4)(c).

Nominating Committee

We have nominating committee. Our nominating committee is presently comprised of H. Richard Klatt and Bill Tafuri. Neither director is independent as the term is used in Nasdaq Marketplace Rule 4200(a)(15). A copy of our nominating committee charter is an exhibit to this registration statement. The purpose of the Committee is to:

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

Other Committees

All proceedings of our board of directors for the year ended July 31, 2008 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the board of directors. Our company currently does not have compensation committees performing similar functions nor does our company have a written nominating or compensation charters. Our board of directors believes that it is not necessary to have such committees, at this time, because they can adequately perform the functions of such committees.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. Our directors believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Robert A. Rich, at the address appearing on the first page of this prospectus.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended July 31, 2008; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our year ended July 31, 2008, are set out in the following summary compensation table:

Table 2 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
William Tafuri President, CEO, CFO & Secretary	2008 2007	Nil Nil	Nil Nil	Nil Nil	414,798 476,560	Nil Nil	Nil Nil	Nil Nil	414,798 476,560
David McAdam[1]	2008 2007	NIL Nil	NIL Nil	NIL Nil	NIL Nil	NIL Nil	NIL Nil	NIL Nil	NIL Nil
Hamish Malkin [2] former CFO	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil 125,190	Nil Nil	Nil Nil	40,340 9,000	40,340 134,190
Bijan Jiany[3] former Secretary, Treasurer & CFO(1)	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
David Heel[4] former President	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1) Mr. McAdam joined our company as a consultant on July 28, 2008 (2) Mr. Malkin resigned as a director and officer on April 2, 2008 (3) Mr. Jiany resigned as a director and officer on January 16, 2007 (4) Mr. Heel resigned as a director and officer on February 16, 2007

(5) The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 5 to our financial statements included in this Annual Report.

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

Director Compensation Policy

The particulars of compensation paid to our directors for our year ended July 31, 2008, is set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
William Tafuri	49,870	Nil	414,798	Nil	Nil	Nil	464,668
H. Richard Klatt	104,675	Nil	414,798	Nil	Nil	Nil	519,473
Siegfried Muessig	Nil	Nil	204,768	Nil	Nil	Nil	204,768
James Malone	Nil	Nil	204,768	Nil	Nil	Nil	204,768

During the fiscal year ended July 31, 2008, there were no standard or other arrangements pursuant to which any of our directors were compensated for services provided in their capacity as directors. During the year ended July 31, 2008, we granted 1,000,000 stock options to two of our four directors, exercisable at $1.20 per share until expiry in 2012. These stock options vest 25% on the date of grant with 25% vesting at the end of each succeeding year for three years after the grant.

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

On April 24, 2007, we entered into an Employment Agreement with Hamish Malkin. Pursuant to the Employment Agreement we have agreed to pay Mr. Malkin the sum of $3,000 per month and to grant Mr. Malkin 200,000 incentive stock options at an exercise price of $3.00 per share, exercisable for a period of 5 years. During the year ended July 31, 2008, the employment and stock options agreement with Hamish Malkin had been terminated.

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

Outstanding equity awards at fiscal year-end

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
William Tafuri	250,000	250,000	Nil	$2.70	Mar 16/2012	Nil	Nil	Nil	Nil
H. Richard Klatt	250,000	250,000	Nil	$2.70	Mar 16/2012	Nil	Nil	Nil	Nil
Siegfried Muessig	125,000	375,000	Nil	$1.20	Dec 3/2012	Nil	Nil	Nil	Nil
James Malone	125,000	375,000	Nil	$1.20	Dec 3/2012	Nil	Nil	Nil	Nil

Aggregated Options Exercised in the Year Ended July 31, 2008 and Year End Option Values

There were no stock options exercised during the year ended July 31, 2008.

Re-pricing of Options/SARS

We did not re-price any options previously granted during the year ended July 31, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities authorized for issuance under equity compensation plans

We adopted the 2007 Stock Option Plan on September 15, 2007 to provide incentive options to our directors, employees and consultants of our company.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	2,100,000	$2.00	2,900,000
Total	2,100,000		2,900,000

Security ownership of certain beneficial owners.

In the following table, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Directors and Officers
H. Richard Klatt 951 East 8800 South Sandy, UT 84094	650,000[2]	Direct	1.26%
James Malone 1474 Radcliff Lane Aurora, IL 60502	250,000[3]	Direct	0.48%
Siegfried Muessig W. Harrison Ave, Claremont, CA 91711	250,000[4]	Direct	0.48%
William Tafuri 5020 N. Silver Springs Road Park City, UT 84098	2,100,000[5]	Direct	4.08%
Directors and Executive Officers as a Group	3,500,000		6.30%
Holders of More than 5% of our Common Stock
Cede & Co Box #20 Bowling Green Station New York, NY 10004	28,177,600	Direct	54.81%
Juniper Ridge LLC 2420 Watt Ct Riverton WY 82501	9,000,000[6]	Indirect	17.51%

1 Percentage of ownership is based on 51,413,768 common shares issued and outstanding as of November 13, 2008.

2 Total includes 400,000 common shares and 250,000 stock options exercisable within 60 days.
3 Total includes 250,000 stock options exercisable within 60 days.
4 Total includes 250,000 stock options exercisable within 60 days.
5 Total includes 2,100,000 common shares and 250,000 stock options exercisable within 60 days.
6 Strathmore Minerals Corp. holds voting and dispositive power over these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Beck Properties

We have entered into joint venture agreements with Strathmore Minerals Corp. and its US subsidiary Strathmore Resources (US) Ltd. for the acquisition of our interests in the Jeep, Sky and Juniper Ridge Projects described above under “Description of Property”. Strathmore presently holds 9,000,000 shares of our common stock representing 17.7% of our issued and outstanding common stock. David Miller, a past member of our board of directors also serves as President, Chief Operating Officer and as a Director of Strathmore Minerals Corp. on October 3, 2007, we had entered into a letter of intent with American Nuclear Fuels (Colorado) LLC to acquire an interest in certain uranium properties located in Gateway, Colorado owned by Beck Mining Enterprises LLC, BeckWorth Corporation, Bedrock Development LLC, Eagle Venture Group LLC and Bruce Beck (collectively the “Vendors”). Pursuant to the LOI, on December 28, 2007 we entered into a master option agreement with American Nuclear Fuels, as well as six lease and option agreements with individual claimholders, to purchase 185 mining claims, approximating 3,700 acres, in the Uravan uranium belt, Montrose County, Colorado, also known as the Beck Project, in exchange for total payments of $5,968,657 in cash and the issuance of 2,765,625 shares of our common stock, payable over 5 years.

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

We will contribute exploration and development costs totaling a minimum of $8 million to the exploration and, if possible, development of the Juniper Ridge Project, subject to a $100,000 annual minimum, as outlined in the following schedule:

  $764,518 not later than May 1, 2008 (incurred).
  A minimum of $300,000 not later than September 1, 2008.
  A minimum of $500,000 not later than December 31, 2009.
  The balance of the $8 million, as agreed by both Parties based on the availability of financing, but in any case, not later than December 31, 2012.

On October 12, 2008, the Company received a Memorandum of Understanding from Strathmore which has proposed to amend the annual commitment of expenditures from $300,000 and $500,000 for 2008 and 2009 respectively to $100,000 per year for 2008 and 2009, with the total commitment remaining at $8,000,000 no later than December 31, 2012. The Company has responded to the suggested amendment and it is working with Strathmore to reach acceptable terms by both parties.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the period ended July 31, 2008 and July 31, 2007, the aggregate fees billed by BDO Dunwoody LLP for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K were:

	Year Ended July 31, 2008	Year Ended July 31, 2007
Audit Fees	$40,860	$79,700
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$40,860	$79,700

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

  approved by our audit committee; or
  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Articles of Incorporation (attached as an exhibit to our Form SB-2 Registration Statement, filed on September 22, 2006)
3.2	Bylaws (attached as an exhibit to our Form SB-2 Registration Statement, filed on September 22, 2006)
3.3	Articles of Merger filed with the Secretary of State on January 12, 2007 and which is effective January 23, 2007 (attached as an exhibit to our current report on Form 8-K, filed on January 25, 2007)
3.4

Certificate of Change filed with the Secretary of State of Nevada on January 12, 2007 and which is effective January 23, 2007 (attached as an exhibit to our current report on Form 8-K, filed on January 25, 2007)

3.5	Amended and Restated Bylaws (attached as an exhibit to our current report on Form 8-K, filed on September 18, 2008)
5.1	Legal Opinion of Clark Wilson LLP (attached an exhibit to our Form S-1 filed on September 15, 2008)
10.1	Letter of intent between our company and Strathmore Minerals Corp. dated January 29, 2007 (attached as an exhibit to our current report on Form 8-K, filed on January 30, 2007)
10.2	Form of Overseas Subscription Agreement (attached as an exhibit to our current report on Form 8-K, filed on February 22, 2007)
10.3	Form of US Subscription Agreement (attached as an exhibit to our current report on Form 8-K, filed on February 22, 2007)
10.4	Option and Joint Venture Agreement dated March 14, 2007 between our company and Strathmore Minerals Corp. (attached as an exhibit to our current report on Form 8-K, filed on March 16, 2007)
10.5	Letter of Intent dated April 5, 2007 between our company and Strathmore Minerals Corp. (attached as an exhibit to our current report on Form 8-K, filed on April 10, 2007)
10.6	Letter of Intent dated April 12, 2007 between our company and Strathmore Minerals Corp. (attached as an exhibit to our current report on Form 8-K, filed on April 19, 2007)
10.7	Investor Relations Agreement with Carson Seabolt dated June 15, 2007 (attached as an exhibit to our current report on Form 8-K, filed on July 12, 2007)
10.8	Amended Letter of Intent with Strathmore Resources (US) Ltd. dated July 23, 2007 regarding the Jeep Project (attached as an exhibit to our current report on Form 8-K, filed on July 31, 2007)

Exhibit Number	Description
10.9	Amended Letter of Intent with Strathmore Resources (US) Ltd. dated July 23, 2007 regarding the Sky Project (attached as an exhibit to our current report on Form 8-K, filed on July 31, 2007
10.10	Stock Option Plan (attached as an exhibit to our current report on Form 8-K, filed on July 31, 2007)
10.11

Form of Master Agreement Concerning Lease and Option for Purchase and Sale of Mining Properties (Mining Claims, Montrose County, Colorado) (attached as an exhibit to our current report on Form 8- K filed on January 7, 2008)

10.12	Limited Liability Company Operating Agreement dated effective December 31, 2007 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on May 1, 2008)
10.13	Jeep Project Termination Agreement dated April 21, 2008 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on May 1, 2008)
10.14	Sky Project Termination Agreement dated April 21, 2008 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on May 1, 2008)
14.1	Code of Ethics (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)
16.1	Letter on change in certifying accountant (attached as an exhibit to our current report on Form 8-K, filed on June 14, 2007 and amended on July 12, 2007)
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)
99.2	Nominating Committee Charter (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YELLOWCAKE MINING INC.

By:

/s/ William J. Tafuri
William Tafuri
President, Chief Financial Officer, Secretary, Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: November 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ William J. Tafuri
William Tafuri
President, Chief Financial Officer, Secretary, Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: November 13, 2008

By:

/s/ H. Richard Klatt
H. Richard Klatt
Director

Dated: November 13, 2008

By:

/s/ Siegfried Muessig
Siegfried Muessig
Director

Dated: November 13, 2008

By:

/s/ James Malone
James Malone
Director

Dated: November 13, 2008