Form 10-Q
period 2008-10-31
YELLOWCAKE MINING INC.
filed 2008-12-15
CIK 1375483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-52293

YELLOWCAKE MINING INC.
(Exact name of registrant as specified in its charter)

Nevada	83-0463005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

598 – 999 Canada Place, Vancouver, British Columbia V6E 3Z3
(Address of principal executive offices) (Zip Code)

(604) 685-4048
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,413,768 shares of common stock issued and outstanding as of December 12, 2008.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YELLOWCAKE MINING INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)
(Restated)
(Expressed in United States Dollars)

OCTOBER 31, 2008

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in US dollars)
(Unaudited)

October 31,
2008

ASSETS

Current
Cash	$243,001
Receivables	-
Prepaid expenses	14,671

Total current assets	257,672

Exploration advances ( Note 5)	82,879
Mineral rights (Note 4)	1,324,417
Reclamation bonds	130,400

Total assets	$1,795,368

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$74,112

Stockholders’ Equity
Common stock, 750,000,000 shares authorized with a par value of $0.001
(issued: October 31, 2008 – 51,413,768)	51,414
Additional paid-in capital	19,400,930
Deficit accumulated during the exploration stage	(17,731,088)

Total stockholders’ equity	1,721,256

Total liabilities and stockholders’ equity	$1,795,368

Nature of Operations and Ability to Continue as a Going Concern (Note 2)

The accompanying notes are an integral part of these financial statements

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in US dollars)
(Unaudited)

	Three	Three	Inception
	months	months	(March 23,
	ended	ended	2006) to
	October 31,	October 31,	October 31,
	2008	2007	2008

Expenses
Consulting fees (Note 6)	$26,086	$72,105	$401,038
General and administrative	32,979	6,955	204,016
Impairment of mineral interests (Note 4)	-	-	10.357,142
Investor relations and communication	-	102,176	207,748
Management fees (Notes 6 and 7)	261,567	553,045	3,383,722
Mineral property interests (Note 4)	225,722	712,441	2,015,459
Financing costs	-	-	709,200
Professional fees	47,458	49,341	588,753

Loss from operations	(593,812)	(1,496,063)	(17,867,078)
Interest income	885	49,428	135,990

Net Loss	$(592,927)	$(1,446,635)	$(17,731,088)

Basic and diluted loss per share	$(0.01)	$(0.03)

Weighted average number of shares outstanding	51,413,768	50,931,625

The accompanying notes are an integral part of these financial statements

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited)

	Three	Three	Inception
	months	months	(March 23,
	ended	ended	2006) to
	October 31,	October 31,	October 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(592,927)	$(1,446,635)	$(17,731,088)
Adjustments to reconcile net loss to cash used in
operating activities:
Stock-based compensation (Note 6)	193,936	576,900	3,352,483
Write off of mineral interests	-	-	10,357,142
Changes in assets and liabilities:
Receivables	65,000	(360)	-
Prepaid expenses	(7,627)	(10,000)	(14,671)
Due to Strathmore Minerals Corp.	-	90,550	-
Accounts payable and accrued liabilities	(91,069)	113,370	74,112
Net cash used in operating activities	(432,687)	(676,175)	(3,962,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	-	-	5,707,495
Net cash provided by financing activities	-	-	5,707,495

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights	-	-	(1,289,193)
Exploration advances	24,235	-	(82,879)
Reclamation bond	-		(130,400)
Net cash provided by (used in) investing activities	24,235	-	(1,502,472)

Increase (decrease) in cash during the period	(408,452)	(676,175)	243,001

Cash, beginning of period	651,453	4,698,327	-

Cash, end of period	$243,001	$4,022,152	$243,001

Cash paid for interest and income taxes during the	$-	$-
period

The accompanying notes are an integral part of these financial statements

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from March 23, 2006 (Date of Inception) to October 31, 2008
(Expressed in US dollars)
(Unaudited)

				Deficit
				Accumulated
	Number of		Additional	during the	Total
	common	Par	Paid-in	Exploration	Stockholders’
	shares	Value	Capital	stage	Equity

Balance, March 23, 2006
(date of inception)	-	$-	$-	$-	$-
Shares issued:
Initial capitalization	60,000,000	60,000	(58,000)	-	2,000
Private placement	31,800,000	31,800	21,200	-	53,000
Net loss for the period	-	-	-	(9,134)	(9,134)

Balance, July 31, 2006	91,800,000	91,800	(36,800)	(9,134)	45,866
Shares issued:
Private placements (Note 6)	6,131,625	6,132	5,903,868	-	5,910,000
Acquisition of mineral rights (Note 6)	9,000,000	9,000	10,148,143	-	10,157,143
Shares returned to treasury (Note 6)	(56,000,000)	(56,000)	56,000	-	-
Share issue costs (Note 6)	-	-	(257,505)	-	(257,505)
Stock-based compensation	-	-	2,370,719	-	2,370,719
Net loss for the year	-	-	-	(4,121,534)	(4,121,534)

Balance, July 31, 2007	50,931,625	50,932	18,184,425	(4,130,668)	14,104,689
Shares issued:
Acquisition of mineral rights (Note 6)	482,143	482	234,741	-	235,223
Stock-based compensation	-	-	787,828	-	787,828
Net loss for the year	-	-	-	(13,007,493)	(13,007,493)
Balance, July 31, 2008	51,413,768	51,414	19,206,994	(17,138,161)	2,120,247
Shares issued:
Stock-based compensation (Note 6)	-	-	193,936	-	193,936
Net loss for the period	-	-	-	(592,927)	(592,927)
Balance October 31, 2008	51,413,768	$51,414	$19,400,930	$(17,731,088)	$1,721,256

On January 23, 2007, the Company effected a 30:1 forward stock split of the authorized, issued and outstanding common stock (Note 6). All share and per share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these financial statements

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
For The Quarters Ended October 31, 2008 and 2007

1.	BASIS OF PRESENTATION

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended July 31, 2008. The results of operations for the three-month period ended October 31, 2008 are not necessarily indicative of the results to be expected for the year ending July 31, 2009.

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $17,731,088 since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements follow the same significant accounting principles as those outlined in the notes to the audited financial statements for the year ended July 31, 2008.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
For The Quarters Ended October 31, 2008 and 2007

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In May 2008, the FASB issued SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
For The Quarters Ended October 31, 2008 and 2007

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

In April 2008, the Company and Strathmore reached an agreement to amend certain terms of the option agreement. Pursuant to the terms of the amended agreement the joint operations have been restructured so that they are jointly owned by a Limited Liability Company (“LLC”). The Company maintains its option to earn up to an 80% interest in the LLC, Juniper Ridge Project. The Company’s requirement to incur expenditures was amended to require $764,518 be spent not later than May 1, 2008 (incurred), a minimum of $300,000 not later than September 1, 2008, a minimum of $500,000 not later than December 31, 2009 and the balance of the $8,000,000 not later than December 31, 2012.

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
For The Quarters Ended October 31, 2008 and 2007

4.	MINERAL RIGHTS (Continued)

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

* As of October 31, 2008, the Company has made the required total cash payments of $1,089,193 and issued 482,143 common shares of the Company.

Subsequent to the period ended October 31, 2008, the Company continues to negotiate the terms and timing of all cash payments under the various agreements with Strathmore and Beck properties.

Pursuant to the terms and conditions of the option agreements, Yellowcake has the exclusive right to access, explore and develop the properties. All future production from the property will be subject to a 3.5% royalty based on the contained metal value of ore after deduction of mining, transport and processing costs. Mineral rights are summarized as follows:

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
For The Quarters Ended October 31, 2008 and 2007

4.	MINERAL RIGHTS (Continued)

		October 31, 2008

Juniper Ridge:
Balance, August 1, 2008 and October 31,	$
2008		1

According to management of the Company, the forecast long term uranium price is expected to be lower than the estimated costs for development and extraction on the Juniper Ridge property and it is not economically feasible to continue with the exploration and drilling work at the present time. As a result, management has written down the mineral interest in Juniper Ridge property to a nominal value, $1, as of the year ended July 31, 2008. If at such time in the future, management determines that the market price of Uranium supports mining this property, the Company will re-evaluate its interest. However, the Company will continue with its claim maintenance obligations.

Beck:
Balance, August 1, 2008 and October 31, 2008	$1,324,416
Total mineral rights as of October 31, 2008	$1,324,417

Mineral properties expenditures are summarized as follows:

	Three months	Three months	Inception (March
	Ended	Ended	23, 2006) to
	October 31, 2008	October 31, 2007	October 31, 2008
Juniper Ridge
Claim maintenance	$25,933	$33,168	$84,524
Camp and field supplies	-	2,060	12,309
Drilling	(3,438)	-	123,411
Geological and geophysical	1,740	127,553	409,493
Travel and accommodation	-	48	11,825
	24,235	162,829	641,562
Sky:
Claim maintenance	-	6,875	6,611
Assaying, testing and analysis	-	12,315	13,063
Camp and field supplies	-	4,734	19,459
Drilling	-	128,716	319,594
Geological and geophysical	-	50,018	136,258
Travel and accommodation	-	1,029	5,015
	-	203,687	500,000
Jeep:
Claim maintenance	-	30,998	32,077
Assaying, testing and analysis	-	951	951
Camp and field supplies	-	1,865	7,052
Drilling	-	110,952	88,344
Geological and geophysical	-	15,324	33,734
Travel and accommodation	-	1,130	5,116
	-	161,220	167,274
Beck
Claim maintenance	22,126	152,625	108,933
Assaying, testing and analysis	1,061	3,894	7,172

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
For The Quarters Ended October 31, 2008 and 2007

Camp and field supplies	2,126	-	2,756
Drilling	63,666	-	109,518
Geological and geophysical	97,472	5,372	262,965
Permits	566	-	64,871
Travel and accommodation	14,470	-	36,528
	201,487	161,891	592,743
Texas Database:
Geological and geophysical	-	22,814	113,880
	$225,722	$712,441	$2,015,459

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
For The Quarters Ended October 31, 2008 and 2007

5.	DUE FROM/TO STRATHMORE MINERALS CORP.

Amounts owing to/from Strathmore Minerals Corp. (“Strathmore”) are non-interest bearing and with no specified repayment terms. As of October 31, 2008, the Company has paid $82,879 in excess of the required exploration work performed.

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
For The Quarters Ended October 31, 2008 and 2007

6.	COMMON STOCK (continued) Share purchase warrants

Share purchase warrant transactions are summarized as follows:

		Weighted
		Average
	Number of Shares	Exercise Price

Balance at July 31, 2008	2,955,000	$1.50
Issued	-	-
Balance October 31, 2008	2,955,000	$1.50

At October 31, 2008, the following share purchase warrants were outstanding and exercisable:

Number of Shares	Exercise Price ($)	Expiry Date

2,070,000	1.50	February 20, 2009
885,000	1.50	February 28, 2009
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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
For The Quarters Ended October 31, 2008 and 2007

6.	COMMON STOCK (continued)

Stock option transactions are summarized as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Balance at July 31, 2008	2,100,000	$2.00
Granted	-	-
Cancelled/forfeited	-	-
Balance at October 31, 2008	2,100,000	$2.00

At October 31, 2008, the following stock options were outstanding and exercisable:

Number of		Aggregate		Number of	Aggregate
Options	Exercise	Intrinsic		Options	Intrinsic
Outstanding	Price	Value	Expiry Date	Exercisable	Value

1,000,000	$2.70	$-	March 16, 2012	500,000	$-
100,000	$3.05	$-	April 13, 2012	50,000	$-
1,000,000	$1.20	$-	December 3, 2012	250,000	$-
2,100,000		$-		800,000	$-

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.10 per share as of October 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of October 31, 2008 and 2007 was $Nil. As of October 31, 2008, 800,000 outstanding options were vested and exercisable and the weighted average exercise price was $2.25. The total intrinsic value of options exercised during the periods ended October 31, 2008 and 2007was $Nil.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of October 31, 2008.

		Weighted
		Average
		Grant-Date
	Number of Options	Fair Value

Non-vested options at July 31, 2008	1,300,000	$1.48
Granted	-	$-
Vested	-	$-
Cancelled/forfeited	-	$-

Non-vested options at October 31, 2008	1,300,000	$1.48

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
For The Quarters Ended October 31, 2008 and 2007

6.	COMMON STOCK (continued)

Stock Options (continued)

At October 31, 2008, there was unamortized compensation expense of $557,236 relating to the outstanding unvested options. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.5 years.

Total stock-based compensation is recorded in the Statement of Operations with corresponding additional paid- in capital recorded in stockholders' equity as follows:

Stock-based Compensation

Total stock based compensation recognized during the quarter ended October 31 , 2008 in respect of options granted in prior periods was $193,936 ( 2007 -$576,900) which has been recorded in the Statements of Operations with corresponding additional paid-in capital recorded in stockholders’ equity as follows:

			Inception
	Three months	Three months	(March 23,
	Ended	Ended	2006) to
	October 31,	October 31,	October 31,
	2008	2007	2008

Expenses (recovery):
Consulting fees	$(7,631)	$44,105	$224,846
Management fees	201,567	532,795	3,127,637
Total stock-based compensation expense	$193,936	$576,900	$3,352,483

The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted:

	Three	Three
	months	months
	Ended	Ended
	October 31,	October 31,
	2008	2007

Risk-free interest rate	2.38% - 4.59%	3.90% - 4.59%
Expected life of options (years)	3.45 -4.00	4.38 – 4.64
Expected volatility	119% - 225%	119%
Dividend rate	0%	0%

7.	RELATED PARTY TRANSACTIONS

The Company paid or accrued management fees of $ Nil to a former officer of the company (2007 - $9,000) and $60,000 to two directors of the Company (2007 - $11,250). At October 31, 2008, included in accounts payable and accrued liabilities was $10,000 owed to directors for management fees. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
For The Quarters Ended October 31, 2008 and 2007

8.	FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, receivables, accounts payable and accrued liabilities and amounts due from Strathmore Minerals Corp. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted. The Company is exposed to currency risk by incurring certain expenditures in currencies other than the Canadian dollar. The Company does not use derivative instruments to reduce this currency risk.

Forward Looking Statements

This quarterly report contains forward-looking statements. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Yellowcake" mean Yellowcake Mining Inc., unless the context clearly requires otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Due to the current market down turn Uranium prices have also declined significantly over the year and we have assessed that the forecasted long term uranium price is expected to be lower than the estimated costs for development and extraction on the Juniper Ridge property and it is therefore not economically feasible to continue with the planned exploration and drilling work at the present time. Our current plan is to re- negotiate with our Juniper Ridge property partner on the required expenditure amounts over the next few years. We will continue to meet our claim maintenance obligations. During the fiscal year ended July 31, 2008, we acquired from American Nuclear Fuels LLC, a Colorado company, 1,808 valid acres in the Uravan Uranium belt referred to the Uravan-Beck property. Subsequent to the transaction with American Nuclear Fuels, LLC we located an additional 65 lode claims comprising 757 valid acres for a total of 2,565 valid acres.

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

Due to the current market downturn, uranium prices have also declined significantly and we have assessed that the forecasted long term uranium price is expected to be lower than the estimated costs for development and extraction on the Juniper Ridge property and it is therefore not economically feasible to continue with the planned exploration and drilling work at the present time. Our current plan is to re- negotiate with our Juniper Ridge property partner on the required expenditure amounts over the next few years. We will continue to meet its claim maintenance obligations.

At the Uravan-Beck Property, located in the Uravan district of Colorado, an extensive data base for the Return Mine has been acquired. This data includes over 400 drill holes, mine designs for an expanded mine, and economic models for the proposed mine. In the past year we drilled 6,508 feet and have plans to apply for drill permits to drill an additional 75,000 feet over the next 12 month period. This drilling will verify the resource at the Return Mine and will verify mineralization at selected other known areas of unmined but known mineralization. Stewart Brothers Drilling of Milan New Mexico has been selected as the drilling contractor. JBR Environmental Consultants Inc. has been selected to obtain the drill permits for Yellowcake. Drilling began in August 2008 after we posted the reclamation bond for the drilling permit.

We continue to negotiate the terms and timing of all cash payments under the various agreements with Strathmore and Beck properties.

Liquidity and Capital Resources

Our financial condition for the three months ended October 31, 2008 and 2007 and the changes between those periods for the respective items are summarized as follows:

	October 31, 2008	July 31, 2008
Current Assets	$257,672	$723,497
Current Liabilities	74,112	165,181
Working Capital	$183,560	$558,316

The decrease in our working capital was primarily due to the Company continuing to meet its claim maintenance obligations, limited drilling and costs associated with filing the S-1.

Cash Flows	Three months ended
	October 31
	2008	2007
Net cash used in Operating Activities	$(432,687)	$(676,175)
Net cash provided by Financing Activities	-	-
Net cash used in Investing Activities	24,235	-
Increase (decrease) Cash and Cash Equivalents during the period	$(408,452)	$(676,175)

Cash Used In Operating Activities

During the three months ended October 31, 2008 we used net cash in operating activities in the amount of $432,687. The cash used in the three months ended October 31, 2008 by our operating activities is primarily represented by mineral property expenditures, fees paid to management and consultants, and professional services sought. For the same period in the prior year the cash used in operating activities were used predominately in mineral property activities, management and consultant fees, professional fees and travel.

Cash from Financing Activities

During the three months ended October 31, 2008 and 2007, the cash from financing activities was $Nil as we did not raise additional capital financing in either period.

Cash from Investing Activities

During the three months ended October 31, 2008, we incurred a total of $24,235 in investing activities compared to $Nil for the same period in 2007. The increase spending in investing was primarily due to the reduction of advance exploration payment to Strathmore on the Juniper Ridge property.

Results of Operation

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three months ended October 31, 2008.

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

Expenses

In the table below shows our operating results for the three months ended October 31, 2008 and our operating results for the three months ended October 31, 2007:

	Three Months Ended
	October 31
	2008	2007
Expenses
Consulting fees (Note 6)	$26,086	$72,105
General and administrative	32,979	6,955
Impairment of mineral interests (Note 4)	-	-
Investor relations and communication	-	102,176
Management fees (Notes 6 and 7)	261,567	553,045
Mineral property interests (Note 4)	225,722	712,441
Financing costs	-	-
Professional fees	47,458	49,341
Total Expenses	$593,812	$1,496,063

Consulting and management fees represent fees paid to services paid to officers and directors and consultants, and the fair values of stock options expenses for stock options granted to these individuals. We recorded an aggregate amount of $287,653for the three months ended October 31, 2008 as compared to $625,150 in 2007. Reduction in consulting and management fees from the same period in 2007 was primarily the departure of a number of consultants and two directors of the Company.

General and administrative expense

General and administrative expense includes rent, travel, office supplies and office services. The increase in our general and administrative expenses for the three months ended October 31, 2008 was due primarily due to the increase in activities during the quarter ended October 31, 2008 as compared to the same period in 2007.

Mineral property interests

During the quarter ended October 31, 2008, we incurred the mineral property claim maintenance costs (interests) of $225,722 compared to $712,441 in the same quarter of 2007. Decrease in expenditures was primarily due to reduction of exploration activities at the Juniper Ridge property.

Professional fees

Professional fees include legal expenses in connection with major contracts and general corporate matters and audit expenses. The decrease in legal and audit fees for the three months ended October 31, 2008 as compared to the same quarter of 2007 was primarily due to the additional legal advice on the negotiation of the acquisition of Beck property and the 2007 audit fees during the period ended October 31, 2007. Our legal expenses represent amounts paid to legal counsel in connection with our corporate activities and the preparation or review of our reports and other disclosure filed with the SEC. Legal and audit expenses will be ongoing during fiscal 2009 as we are subject to the reporting obligations of the Securities Exchange Act of 1934, as amended, and BCSC Instrument 59-509.

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

At October 31, 2008, we had cash and prepaid expenses available in the amount of $257,672 and account payable and accrued liabilities of $74,112. We would have approximately $183,560 available after paying off the liabilities. We will require additional funds to implement our growth strategy in exploration operations over the next 12 months ending October 31, 2009. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. If we need and are unable to obtain additional financing, we could be forced to scale down or cease operations and investors could lose their entire investment in our common stock. We may continue to be unprofitable.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The unaudited financial statements have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to achieve its operating objectives, confirmation of our company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2008, our company has accumulated losses of $17,731,088 of which $10,357,142 represents the write down on the Juniper Ridge property during the year ended July 31, 2008.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company’s financial statements.

In December 2007, the FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, and an amendment of ARB 51”. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

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

In May 2008, the FASB issued SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

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

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management of our company reviews the carrying value of each mineral property periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. No write downs of mineral property interests were recorded during the quarters ended October 31, 2008 and 2007.

At July 31, 2008, we made the decision to write down our investment in the Juniper Ridge property to $1.00 due to management’s projected mid and long term uranium market pricing which we believe will be below the cost of development and extraction on these properties.

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (''SFAS 143''), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company will record an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our company will reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed; our company will accordingly update its assessment. At October 31, 2008, our company had not undertaken any drilling activity on its properties had not incurred significant reclamation obligations. As such, no asset retirement obligation accrual was made in the October 31, 2008 and 2007 financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on the evaluation, our Chief Executive Officer has concluded that, subject to the inherent limitations noted in this Part (ii), Item 4, as of October 31, 2008, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Limitations on Effectiveness of Controls

Our Chief Executive Officer does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the three months ended October 31, 2008, certain significant deficiencies in internal control became evident to management that impact upon the effectiveness of our disclosure controls and procedures, including:

(i)	our company's accounting personnel and management does not have sufficient technical accounting knowledge relating to accounting for options granted to directors and officers, and employees; and

(ii)	our company's accounting personnel and management does not have sufficient technical accounting knowledge relating to accounting for income taxes;

Actions Taken and in Progress to Remediate Material Weaknesses

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the weaknesses described in this quarterly report. Such remediation activities include the following:

(i)	we have engaged a professional accounting firm to provide assistance in the review of stock based compensation expense calculation; and

(ii)	we have engaged a professional accounting firm to assist in the accounting of income taxes;

Changes in Internal Controls over Financial Reporting

The changes that we have made have materially affected our internal control over financial reporting. We believe that with the additional consultants we have significantly improved our internal controls over financial reporting during the three months ended October 31, 2008.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating our company and its business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

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

Uranium prices have been highly volatile, and are affected by numerous international economic and political factors which Yellowcake has no control. The spot price of uranium ranged from $10 per pound to $138 per pound, to the current spot price of $55 at December 1, 2008 per pound. Uranium is primarily used for power generation in nuclear power plants, and the number of customers is somewhat limited in comparison to other global commodities. The price of uranium is affected by numerous factors beyond the Company’s control, including the demand for nuclear power, increased supplies from both existing and new uranium mines, sales of uranium from existing government stockpiles, and political and economic conditions. The Company’s long-term success is highly dependent upon the price of uranium, as the economic feasibility of any ore body discovered on its properties would in large part be determined by the prevailing market price of uranium. If a profitable market does not exist, the Company could have to cease operations. At the present time, we have estimated the development of exploration costs exceed our forecast long term Uranium price. We may not recover our investments from the existing properties.

The uranium exploration and mining industry is highly competitive.

The uranium industry is highly competitive, and we are required to compete with other corporations that may have greater resources than ours. Such corporations could outbid us for potential projects or produce minerals at lower costs which would have a negative effect on our operations.

Risks Associated with our Company

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception (March 23, 2006) to October 31, 2008 was $17,731,088. We had cash in the amount of $243,001 as of October 31, 2008 which is not expected to meet our planned cash requirements for the ensuing year. We cannot provide assurances that we will be able to successfully explore our properties and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended July 31, 2008. Our audited financial statements for the year ended July 31, 2008 don’t include adjustments for this uncertainty. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules; which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Articles of Incorporation (attached as an exhibit to our Form SB-2 Registration Statement, filed on September 22, 2006)
3.2	Articles of Merger filed with the Secretary of State on January 12, 2007 and which is effective January 23, 2007 (attached as an exhibit to our current report on Form 8-K, filed on January 25, 2007)
3.3

Certificate of Change filed with the Secretary of State of Nevada on January 12, 2007 and which is effective January 23, 2007 (attached as an exhibit to our current report on Form 8-K, filed on January 25, 2007)

3.4	Amended and Restated Bylaws (attached as an exhibit to our current report on Form 8-K, filed on September 18, 2008)
10.1	Letter of intent between our company and Strathmore Minerals Corp. dated January 29, 2007 (attached as an exhibit to our current report on Form 8-K, filed on January 30, 2007)
10.2	Form of Overseas Subscription Agreement (attached as an exhibit to our current report on Form 8-K, filed on February 22, 2007)
10.3	Form of US Subscription Agreement (attached as an exhibit to our current report on Form 8-K, filed on February 22, 2007)
10.4	Option and Joint Venture Agreement dated March 14, 2007 between our company and Strathmore Minerals Corp. (attached as an exhibit to our current report on Form 8-K, filed on March 16, 2007)
10.5	Letter of Intent dated April 5, 2007 between our company and Strathmore Minerals Corp. (attached as an exhibit to our current report on Form 8-K, filed on April 10, 2007)
10.6	Letter of Intent dated April 12, 2007 between our company and Strathmore Minerals Corp. (attached as an exhibit to our current report on Form 8-K, filed on April 19, 2007)
10.7	Investor Relations Agreement with Carson Seabolt dated June 15, 2007 (attached as an exhibit to our current report on Form 8-K, filed on July 12, 2007)
10.8	Amended Letter of Intent with Strathmore Resources (US) Ltd. dated July 23, 2007 regarding the Jeep Project (attached as an exhibit to our current report on Form 8-K, filed on July 31, 2007)
10.9	Amended Letter of Intent with Strathmore Resources (US) Ltd. dated July 23, 2007 regarding the Sky Project (attached as an exhibit to our current report on Form 8-K, filed on July 31, 2007
10.10	Stock Option Plan (attached as an exhibit to our current report on Form 8-K, filed on July 31, 2007)
10.11

Form of Master Agreement Concerning Lease and Option for Purchase and Sale of Mining Properties (Mining Claims, Montrose County, Colorado) (attached as an exhibit to our current report on Form 8- K filed on January 7, 2008)

10.12	Limited Liability Company Operating Agreement dated effective December 31, 2007 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on May 1, 2008)
10.13	Jeep Project Termination Agreement dated April 21, 2008 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on May 1, 2008)
10.14	Sky Project Termination Agreement dated April 21, 2008 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on May 1, 2008)
14.1	Code of Ethics (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)

Exhibit Number	Description
16.1	Letter on change in certifying accountant (attached as an exhibit to our current report on Form 8-K, filed on June 14, 2007 and amended on July 12, 2007)
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)
99.2	Nominating Committee Charter (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YELLOWCAKE MINING INC.

/s/ William Tafuri
By: William Tafuri
President, Chief Financial Officer, Secretary, Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: December 12, 2008