Form 10-Q
period 2009-01-31
YELLOWCAKE MINING INC.
filed 2009-03-23
CIK 1375483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-52293

YELLOWCAKE MINING INC.
(Exact name of registrant as specified in its charter)

Nevada	83-0463005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

720 – 999 West Broadway, Vancouver, British Columbia V5Z 1K5
(Address of principal executive offices) (Zip Code)

(604) 685-4048
(Registrant’s telephone number, including area code)

598 - 999 Canada Place, Vancouver, BC V6C 3E1
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
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,413,768 shares of common stock issued and outstanding as of March 17, 2009.

ii

1

PART I – FINANCIAL INFORMATION

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

ITEM 1 FINANCIAL STATEMENTS

YELLOWCAKE MINING INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Unaudited)
(Expressed in United States Dollars)

JANUARY 31, 2009

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in US dollars)

	January 31, 2009	July 31, 2008
	(Unaudited)	Audited)

ASSETS

Current
Cash and cash equivalents	$71,996	$651,453
Accounts receivable	-	65,000
Prepaid expenses	15,263	7,044

Total current assets	87,259	723,497

Exploration advances	-	107,114
Office equipment	647	-
Mineral rights (Note 4)	1,324,416	1,324,417
Reclamation bonds	130,400	130,400

Total assets	$1,542,722	$2,285,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$124,504	$165,181

Stockholders’ Equity
Common stock, 750,000,000 shares authorized with a par value of
$0.001 (issued: January 31, 2009 51,413,768)	51,414	51,414
Additional paid-in capital	19,572,115	19,206,994
Deficit accumulated during the exploration stage	(18,205,311)	(17,138,161)

Total stockholders’ equity	1,418,218	2,120,247

Total liabilities and stockholders’ equity	$1,542,722	$2,285,428

Nature of operations and ability to continue as a going concern (Note 2) Subsequent events (Note 9)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US dollars)
(Unaudited)

		Three Months	Six months	Six months	Inception
	Three Months	ended	ended	ended	(March 23,
	ended January	January 31,	January 31,	January 31,	2006) to
	31, 2009	2008	2009	2008	January 31,
					2009

Expenses
Consulting fees	$42,279	$(57,038)	$68,365	$15,067	$443,317
General and administrative	37,542	31,655	70,521	38,610	241,558
Impairment of mineral interests (Note 4)	1	-	1	-	10,357,143
Investor relations	392	4,877	392	107,053	208,140
Management fees	231,668	762,418	493,235	1,315,463	3,615,390
Mineral property exploration (Note 4)	82,879	149,388	308,601	861,829	2,098,338
Financing costs	-	-	-	-	709,200
Professional fees	79,462	127,467	126,920	176,808	668,215

Loss from operations	(474,223)	(1,018,767)	(1,068,035)	(2,514,830)	(18,341,301)
Interest income	-	33,906	885	83,334	135,990

Net Loss and Comprehensive Loss	(474,223)	(984,861)	$(1,067,150)	$(2,431,496)	$(18,205,311)

Basic and diluted loss per share	$(0.01)	(0.02)	$(0.02)	$(0.05)

Weighted average number of shares
outstanding	51,413,768	50,931,625	51,413,768	50,931,625

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited)

	Six months	Six months	Inception
	ended	ended	(March 23,
	January 31,	January 31,	2006) to
	2009	2008	January 31,
			2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,067,150)	$(2,431,496)	$(18,205,311)
Items not affecting cash:
Stock-based compensation	365,121	1,213,004	3,523,668
Write off of mineral interests (Note 4)	1	-	10,357,143
Changes in assets and liabilities:
Receivables	65,000	(1,032)	-
Prepaid expenses	(8,220)	(2,830)	(15,263)
Due to Strathmore Minerals Corp.	-	309,626	-
Accounts payable and accrued liabilities	(40,676)	53,495	124,504
Exploration advances	107,114	-	-
Net cash used in operating activities	(578,810)	(859,233)	(4,215,259)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	-	12,275	-
Proceeds from issuance of capital stock	-	-	5,707,495
Net cash provided by financing activities	-	12,275	5,707,495

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of office equipment	(647)	-	(647)
Due from related parties	-	(14,237)	-
Exploration bond	-	-	(130,400)
Acquisition of mineral rights	-	(455,357)	(1,289,193)
Net cash used in investing activities	(647)	(469,594)	(1,420,240)

Change in cash and cash equivalents, during the
period	(579,457)	(1,316,552)	71,996
Cash and cash equivalents, beginning of period	651,453	4,698,327	-

Cash and cash equivalents, end of period	$71,996	$3,381,775	$71,996

Cash paid for interest during the period	$-	$-

Cash paid for income taxes during the period	$-	$-

Supplemental Disclosure with respect to Cash flows (Note 8)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from March 23, 2006 (Date of Inception) to January 31, 2009
(Expressed in US dollars)
(Unaudited)

				Deficit
				Accumulated
	Number of		Additional	during the	Total
	common	Par	Paid-in	Exploration	Stockholders’
	shares	Value	Capital	Stage	Equity

Balance, March 23, 2006
(date of inception)	-	$-	$-	$-	$-
Shares issued:
Initial capitalization	60,000,000	60,000	(58,000)	-	2,000
Private placement	31,800,000	31,800	21,200	-	53,000
Net loss for the period	-	-	-	(9,134)	(9,134)

Balance, July 31, 2006	91,800,000	91,800	(36,800)	(9,134)	45,866
Shares issued:
Private placements	6,131,625	6,132	5,903,868	-	5,910,000
Acquisition of mineral rights	9,000,000	9,000	10,148,143	-	10,157,143
Shares returned to treasury	(56,000,000)	(56,000)	56,000	-	-
Share issue costs	-	-	(257,505)	-	(257,505)
Stock-based compensation	-	-	2,370,719	-	2,370,719
Net loss for the year	-	-	-	(4,121,534)	(4,121,534)

Balance, July 31, 2007	50,931,625	50,932	18,184,425	(4,130,668)	14,104,689
Shares issued:
Acquisition of mineral rights (Note 5)	482,143	482	234,741	-	235,223
Stock-based compensation (Note 5)	-	-	787,828	-	787,828
Net loss for the year	-	-	-	(13,007,493)	(13,007,493)

Balance, July 31, 2008	51,413,768	51,414	19,206,994	(17,138,161)	2,120,247
Stock-based compensation (Note 5)	-	-	365,121	-	365,121
Net loss for the period	-	-	-	(1,067,150)	(1,067,150)
Balance, January 31, 2009	51,413,768	$51,414	$19,572,115	$(18,205,311)	$1,418,218

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
January 31, 2009 (Expressed in US dollars)

1.	BASIS OF PRESENTATION

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended July 31, 2008. The results of operations for the six-month period ended January 31, 2009 are not necessarily indicative of the results to be expected for the year ending July 31, 2009.

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $18,205,311 since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
January 31, 2009 (Expressed in US dollars)

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
January 31, 2009 (Expressed in US dollars)

4.	MINERAL RIGHTS

Juniper Ridge

On March 14, 2007, the Company entered into an option and joint venture agreement with Strathmore Minerals Corp. (“Strathmore”) on the Baggs, Juniper Ridge Project properties located in Wyoming. The Company was granted sole and exclusive rights to earn-in an 80% interest in the properties. Under the terms of the original agreement, the Company was required to make cash payments of $500,000 in various stages as follows: $100,000 upon closing of the option agreement (paid) and $100,000 on each of the first (paid), second, third and fourth anniversary. The Company also issued 9,000,000 shares of common stock to Strathmore upon closing of the agreement (issued). The Company also was required to incur expenditures of $1,600,000 per year for a period of 5 years for a total commitment of $8,000,000. The Company will earn 40% of the optioned interest upon spending $4,000,000. The Company was to earn the remaining 40% of the optioned interest by spending an additional $4,000,000 during the 5-year term and by paying a royalty of 3% on the optioned portion on all future production.

In April 2008, the Company and Strathmore reached an agreement to amend certain terms of the option agreement. Pursuant to the terms of the amended agreement the joint operations were restructured so that they were jointly owned by a Limited Liability Company (“LLC”). The Company maintained on option to earn up to an 80% interest in the LLC, Juniper Ridge Project. The Company’s requirement to incur expenditures was amended to require $764,518 be spent not later than May 1, 2008 (incurred), a minimum of $300,000 not later than September 1, 2008, a minimum of $500,000 not later than December 31, 2009 and the balance of the $8,000,000 not later than December 31, 2012.

In December 2008, the Company formally terminated the option agreement with Strathmore and subsequently the Company has written off the remaining net book value of the mineral rights.

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

Sky

The Company entered into an option and joint venture agreement with Strathmore Resources (US) Ltd., a related party under a common director, to explore, develop and mine the Sky property located in West Gas Hills, Freemont County, Wyoming. Under the agreement, the Company has sole and exclusive rights from Strathmore Resources to earn-in a 60% interest in the Sky property in consideration of the Company incurring a total of $7,500,000 in expenditures, over four years, on the Sky property. The first expenditures in the amount of $500,000 must be met on or before September 29, 2008, with additional expenditures of $2,000,000 to be expended during the twelve months ended September 29, 2009, $2,000,000 to be expended during the twelve months ended September 29, 2010 and $3,000,000 to be expended during the twelve months ended September 29, 2011. The option agreement was terminated on April 21, 2008.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
January 31, 2009 (Expressed in US dollars)

4.	MINERAL RIGHTS - Continued

Beck

On December 28, 2007 the Company entered into a master option agreement with American Nuclear Fuels, as well as six lease and option agreements with individual claimholders, to purchase 185 mining claims, approximating 3,700 acres, in the Uravan uranium belt, Montrose County, Colorado, also known as the Beck Project, in exchange for total payments of $5,968,750 in cash and the issuance of 2,765,625 shares of our common stock, payable over 5 years as follows:

Date	Cash	Number of Shares

October 3, 2007( stand still payment)	$125,000*	-
December 15, 2007 (stand still extension)	250,000*	-
December 28, 2007	80,357*	65,179
March 31, 2008	321,429*	260,714
June 15, 2008	312,407*	156,250
December 15, 2008	1,035,714	517,857
December 15, 2009	1,000,000	500,000
December 15, 2010	1,000,000	500,000
December 15, 2011	1,000,000	500,000
December 15, 2012	843,750	265,625
Total	$5,968,657	2,765,625

* As of January 31, 2009, the Company has made total cash payments of $1,089,193 and issued 482,143 common shares of the Company.

Pursuant to the terms and conditions of the option agreements, Yellowcake has the exclusive right to access, explore and develop the properties. All future production from the property will be subject to a 3.5% royalty based on the contained metal value of ore after deduction of mining, transport and processing costs.

In February 2009, the Company has agreed in principle with the owners of Beck to amend the terms and conditions of the original agreement entered into on December 28, 2007. The amended terms are expected to be effective in May 2009.

As of January 31, 2009, the Company has incurred total costs of $1,324,416 (July 31, 2008 - $1,324,417) in the Beck properties. Mineral properties expenditures are summarized as follows:

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
January 31, 2009 (Expressed in US dollars)

4.	MINERAL RIGHTS - Continued

	Three	Three		Six	Inception
	months	months	Six months	months	(March 23,
	ended	ended	ended	ended	2006) to
	January	January	January	January	January 31,
	31, 2009	31, 2008	31, 2009	31, 2008	2009

Juniper Ridge
Acquisition	$69,538	$232	$95,471	$33,408	$154,062
Camp and field supplies	-	3,716	-	5,776	12,309
Drilling (recovery)	898	54,878	(2,540)	54,878	124,309
Geological and geophysical	12,443	104,169	14,183	231,722	421,936
Travel and accommodation	-	7,791	-	7,831	11,825
	82,879	170,786	107,114	333,615	724,441
Sky:
Claim maintenance	-	-	-	6,875	6,611
Assaying, testing and analysis	-	-	-	12,315	13,063
Camp and field supplies	-	-	-	4,734	19,459
Drilling	-	-	-	128,716	319,594
Geological and geophysical	-	-	-	50,018	136,258
Travel and accommodation	-	-	-	1,029	5,015
	-	-	-	203,687	500,000
Jeep:
Claim maintenance	-	701	-	31,699	32,077
Assaying, testing and analysis	-	-	-	951	951
Camp and field supplies	-	364	-	2,229	7,052
Drilling	-	6,993	-	117,945	88,344
Geological and geophysical	-	104	-	15,428	33,734
Travel and accommodation	-	-	-	1,130	5,116
	-	8,162	-	169,382	167,274
Texas Database:
Geological and geophysical	-	40,127	-	62,941	113,880
	-	40,127	-	62,941	113,880

Beck:
Claim maintenance	-	(105,337)	22,126	47,288	108,933
Assaying, testing and analysis	-	1,691	1,061	5,585	7,172
Camp and field supplies	-	-	2,126	-	2,756
Drilling	-	-	63,666	-	109,518
Geological and geophysical	-	33,959	97,472	39,331	262,965
Permits	-	-	566	-	64,871
Travel and accommodation	-	-	14,470	-	36,528
		(69,687)	201,487	92,204	592,743

	$82,879	$149,388	$308,601	$861,829	$2,098,338

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
January 31, 2009 (Expressed in US dollars)

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
January 31, 2009 (Expressed in US dollars)

5.	COMMON STOCK (continued) Share purchase warrants

Share purchase warrant transactions are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance at July 31, 2008	2,955,000	$1.50
Issued	-	-
Balance January 31, 2009	2,955,000	$1.50

At January 31, 2009, the following share purchase warrants were outstanding and exercisable:

Number of Shares	Exercise Price (C$)	Expiry Date

2,070,000	1.50	February 20, 2009
885,000	1.50	February 28, 2009
2,955,000

Subsequent to January 31, 2009, the 2,955,000 warrants expired unexercised.

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
January 31, 2009 (Expressed in US dollars)

5.	COMMON STOCK (Continued)

Stock Options (continued)

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

Stock option transactions are summarized as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Balance at July 31, 2008	2,100,000	$2.00
Granted	-	-
Cancelled/forfeited	-	-
Balance at January 31, 2009	2,100,000	$2.00

At January 31, 2009, the following stock options were outstanding and exercisable:

Number of		Aggregate		Number of	Aggregate
Options	Exercise	Intrinsic		Options	Intrinsic
Outstanding	Price	Value	Expiry Date	Exercisable	Value

1,000,000	$ 2.70	$-	March 16, 2012	500,000	$-
100,000	$ 3.05	$-	April 13, 2012	50,000	$-
1,000,000	$ 1.20	$-	December 3, 2012	500,000	$-
2,100,000		$-		1,050,000	$-

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.075 per share as of January 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of January 31, 2009 and 2008 was $Nil. As of January 31, 2009, 1,050,000 outstanding options were vested and exercisable and the weighted average exercise price was $2.25. The total intrinsic value of options exercised during the periods ended January 31, 2009 and 2008 was $Nil.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
January 31, 2009 (Expressed in US dollars)

5.	COMMON STOCK (Continued)

Stock Options (continued)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of January 31, 2009.

		Weighted
		Average
		Grant-Date
	Number of Options	Fair Value

Non-vested options at July 31, 2008	1,300,000	$1.48
Granted	-	$-
Vested	(250,000)	$1.20
Cancelled/forfeited	-	$-

Non-vested options at January 31, 2009	1, 050,000	$1.48

At January 31, 2009, there was unamortized compensation expense of $384,845 relating to the outstanding unvested options. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3 years.

Total stock-based compensation is recorded in the Statement of Operations with corresponding additional paid-in capital recorded in stockholders' equity as follows:

Stock-based Compensation

Total stock based compensation recognized during the quarter ended January 31, 2009 in respect of options granted in prior periods was $171,185 (2008 -$635,739) which has been recorded in the Statements of Operations with corresponding additional paid-in capital recorded in stockholders’ equity as follows:

	Three	Three	Six	Six	Inception
	months	months	months	months	(March 23,
	ended	ended	ended	ended	2006) to
	January	January	January	January	January 31,
	31, 2009	31, 2008	31, 2009	31, 2008	2009

Expenses:
Consulting fees	$(483)	$(82,403)	$(8,114)	$(37,923)	$224,363
Management fees	171,668	718,142	373,235	1,250,937	3,299,305
	$171,185	$635,739	$365,121	$1,213,004	$3,523,668

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
January 31, 2009 (Expressed in US dollars)

5.	COMMON STOCK (Continued)

Stock Options (continued)

The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted:

	Six months	Six months
	Ended	Ended
	January 31,	January 31,
	2009	2008

Risk-free interest rate	1.96% - 4.59%	3.61% - 4.17%
Expected life of options (years)	3.20 -4.00	4.2-5.0
Expected volatility	119% - 234%	119%
Dividend rate	0%	0%

6.	RELATED PARTY TRANSACTIONS

The Company paid or accrued management fees of $ Nil to a former officer of the Company (2008 - $18,000) and $120,000 to two directors of the Company (2008 - $38,750). At January 31, 2009, included in accounts payable and accrued liabilities was $32,500 owed to directors for management fees. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

7.	FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, receivables, accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted. The Company is exposed to currency risk by incurring certain expenditures in currencies other than the Canadian dollar. The Company does not use derivative instruments to reduce this currency risk.

8.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

For the six months ended January 31, 2008, the Company had accrued $39,107 in mineral rights. The amount represented the 65,179 shares (Note 5) in connection with the acquisition of Beck properties (Note 4).

9.	SUBSEQUENT EVENTS

	a)	The Company has entered into an office lease agreement for one year commencing February 15, 2009 at a rent of $1,800 per month in Canadian Dollars (Approximately $1,500 in US Dollars).

b)

Subsequent to period ended January 31, 2009, the Company received a short-term loan of $10,000 from a consultant of the Company. The loan is non-interest bearing, has a 5% fee on repayment and no specific term of repayment.

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

We are an exploration stage company. We have limited operations and no business revenue. Our assets consist of cash and cash equivalents, prepaid expenses, nominal equipment and mineral property interests. There can be no assurance that we will generate revenues in the future or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Due to the current world wide commodity market down turn, Uranium prices have declined significantly and we assessed that the forecasted long term uranium price is expected to be lower than the estimated costs for development and extraction on the Juniper Ridge property and as it is not economically feasible to continue with the joint venture agreement with Strathmore Minerals Corp. On December 29, 2008 we terminated the joint venture on Juniper Ridge. Terms of the termination includes that Yellowcake has no further obligations to the joint venture nor do we have any claims against current or future assets and/or profits of the joint venture.

During the fiscal year ended July 31, 2008, we acquired from American Nuclear Fuels LLC, a Colorado company, 1,808 valid acres in the Uravan Uranium belt referred to the Uravan-Beck property. Subsequent to the transaction with American Nuclear Fuels, LLC we located an additional 65 lode claims comprising 757 valid acres for a total of 2,565 valid acres.

On February 20, 2009, we issued a news release announcing that we have received notification from the Korea Electric Power Company that due to a change in Korea Electric’s long term corporate plans, Korea Electric will not continue with the creation of a joint venture with our company for the exploration and development of our company’s Uravan-Beck project. Further, Korea Electric has informed us that they will not continue with the various items as defined within the memorandum of understanding signed in May 2008. Under the terms of the memorandum of understanding, Korea Electric had announced that it would invest up to $10 million into our company’s Uravan-Beck property, through a combination of funding exploration/development costs as well as investing in our company’s common shares. Now, that investment will not occur.

Due to Korea Electric ending its negotiations with our company to invest through a private placement in our common shares, we are currently in a cash flow position whereby we do not have sufficient cash on hand to continue our exploration program on the Uravan-Beck project at this time. Management intends to focus resources on ensuring our company remains in good standing with its regulatory and reporting obligations and deadlines. We are in discussions with our major suppliers regarding payments due and have made presentations to potential investors. Management cautions that so long as the current world economy remains in a state of flux, obtaining sufficient funding to restart the exploration program in the current fiscal year is questionable.

We have put our exploration program on the Uravan Beck property on what we intend to be a temporary standstill. For the time being, we are working toward financing our next phase of exploration on the Uravan Beck property and evaluating potential acquisitions of other uranium or other mineral properties in North America.

Corporate History

Our company was incorporated in the State of Nevada on March 23, 2006. Effective January 23, 2007, we changed our name from “Hoopsoft Development Corp.” to “Yellowcake Mining Inc.” Our common stock is quoted on the OTC Bulletin Board under the symbol “YCKM”.

Also on January 23, 2007, we affected a 30 for one forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 25,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.

Current Status of Exploration Projects

Due to the current uranium prices, the down-turn of the world economy, financing availability and our inability to raise adequate financing, we have put all of our exploration projects on hold. We will continue to monitor the uranium market financing possibilities and commercially feasible mining opportunities. We intend to maintain our interest in the Uravan-Beck property and to recommence our exploration program on the Uravan-Beck property prior to the end of July 2009. We are currently planning how to finance this phase of our exploration.

At the Uravan-Beck Property, located in the Uravan district of Colorado, an extensive data base for the Return Mine has been acquired. This data includes over 400 drill holes, mine designs for an expanded mine, and economic models for the proposed mine. In the past year we drilled 6,508 feet. Dependant upon our ability to raise additional funding, we plan to apply for drill permits to drill an additional 75,000 feet over the next 18 month period. This drilling will verify the resource at the Return Mine and will verify mineralization at selected other known areas of unmined but known mineralization. Stewart Brothers Drilling of Milan New Mexico was selected as the drilling contractor for the first phase of drilling. JBR Environmental Consultants Inc. was selected to obtain the drill permits for Yellowcake for the first phase of drilling. Initial drilling began in August 2008 after we posted the reclamation bond for the drilling permit.

In February 2009, we negotiated a standstill agreement with the underlying property holders of the Beck properties. This agreement, effective December 1, 2008, expires May 31, 2009 or with the signing of new agreements. The standstill agreement suspended our obligation to make scheduled cash payments and issue Yellowcake common stock as provided for under the existing agreements.

Liquidity and Capital Resources

Our financial condition for the three months ended January 31, 2009 and 2007 and the changes between those periods for the respective items are summarized as follows:

	January 31, 2009	July 31, 2008
Current Assets	$87,259	$723,497
Current Liabilities	124,504	165,181
Working Capital (deficiency)	$(37,245)	$558,316

The decrease in our working capital was primarily due to our company continuing to meet our claim maintenance obligations, limited drilling and costs associated with filing the S-1.

Cash Flows	Three Months Ended			Six Months Ended
	January 31			January 31
	2009	2008		2009	2008
Net cash used in Operating Activities	$(170,358)	$(183,058	) $	(578,810)	$(859,233
Net cash provided by Financing Activities	-	12,275		-	12,275
Net cash used in Investing Activities	(647)	(469,594)		(647)	(469,594)
Increase (decrease) Cash and Cash Equivalents during the period	$(171,005)	$(640,377	) $	(579,457)	$(1,316,552)

Cash Used In Operating Activities

During the three months ended January 31, 2009, we used net cash in operating activities in the amount of $170,358. The cash used in the three months ended January 31, 2009 by our operating activities is primarily represented by fees paid to management and consultants, and professional services sought. For the same period in the prior year the cash used in operating activities was $183,058 and was used predominately in mineral property activities, management and consultant fees, professional fees and travel.

Cash from Financing Activities

During the three months ended January 31, 2009, the cash from financing activities was $Nil as we did not raise additional capital financing in this period. During the three months ended January 31, 2008, the cash from financing activities was $12,275.

Cash Used in Investing Activities

During the three months ended January 31, 2009, we used a total of $647 in investing activities compared to $469,594 for the same period in 2008. The decrease spending in investing was primarily due to the reduction of advance exploration payment to Strathmore on the Juniper Ridge property.

Results of Operation

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended July 31, 2007 and our unaudited financial statements for the three months ended January 31, 2009.

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

Expenses

In the tables below show our operating results for the three and six months ended January 31, 2009 and our operating results for the three and six months ended January 31, 2008:

	Three Months		Six Months Ended
	Ended January 31		January 31
	2009	2008	2009	2008
Expenses
Consulting fees	$42,279	$(57,038)	$68,365	$15,067
General and administrative	37,542	31,655	70,521	38,610
Impairment of mineral interests	1	-	1	-
Investor relations and communication	392	4,877	392	107,053
Management fees	231,668	762,418	493,235	1,315,463
Mineral property interests	82,879	149,388	308,601	861,829
Professional fees	79,462	127,467	126,920	176,808
Total Expenses	$474,223	$1,018,767	$1,068,035	$2,514,830

Consulting fees and Management fees

Consulting and management fees represent fees paid to officers and directors and consultants, and the fair values of stock options expenses for stock options granted to these individuals.

In the quarter ending January 31, 2009 we recorded an aggregate amount of $273,947 (2008 - $705,380). Reduction in consulting and management fees from the same period in 2008 was primarily the departure of a number of consultants and two directors of our company and the associated cancellation of stock options.

In the six months ending January 31, 2009 we recorded an aggregate amount of $561,600 (2008 – $1,330,530). The reduction in consulting and management fees from the same period in 2008 was due do the departure of a number of consultants and two directors of our company (and associated stock based compensation expense in prior year) and the associated cancellation of stock options.

General and administrative expense

General and administrative expense includes rent, travel, office supplies and office services.

In the quarter ending January 31, 2009 we recorded $37,542 (2008 - $31,655) and the increase in our general and administrative expenses for the three months ended January 31, 2009 is due to the increase in travel during the quarter ended January 31, 2009 as compared to the same period in 2008.

In the six months ending January 31, 2009 we recorded an amount of $70,521 (2008 – 38,610) was due to the additional travel in the six month period as the Company continued to monitor its exploration activities on its properties in Colorado and Wyoming.

Mineral property interests

During the quarter ended January 31, 2009, we incurred the mineral property expense of $82,879 (2008 - $149,388). The decrease in expenditures was primarily due to reduction of exploration activities at the Juniper Ridge property with the termination of the JV agreement on December 29, 2008.

During the six months ended January 31, 2009, we incurred the mineral property expense of $308,601 (2008 - $861,829). The decrease in expenditures was primarily due to reduction of exploration activities at the Juniper Ridge property with the termination of the JV agreement on December 29, 2008 and on the Beck properties as management worked to maximize the benefits of its existing cash flows.

Professional fees

Professional fees include legal expenses in connection with major contracts and general corporate matters and audit expenses.

During the quarter ended January 31, 2009, we incurred the professional fees of $79,462 (2008 - $127,467) The decrease in legal and audit fees for the three months ended January 31, 2009 as compared to the same quarter of 2008 was primarily due to additional costs associated with the negotiation of the acquisition of Beck property in the period ended January 31, 2008. Our legal expenses represent amounts paid to legal counsel in connection with our corporate activities and the preparation or review of our reports and other disclosure filed with the SEC.

During the six months ended January 31, 2009, we incurred the professional fees of $126,920 (2008 - $176,808). The decrease in the six month period is primarily due to additional costs associated with the negotiation of the acquisition of Beck property in the period ended January 31, 2008.

Legal and audit expenses will be ongoing during fiscal 2009 as we are subject to continuous reporting obligations.

Anticipated Cash Requirements

We estimate that our total expenditures over the next 12 months will be approximately $574,000. Our plan of operations for the next 12 months is to complete the following objectives:

Expense	Cost
Consulting Fees	$60,000
General and administrative	70,000
Investor relations	60,000
Management fees	84,000
Beck Project	200,000
Professional fees	100,000
Total	$574,000

Although we currently have a standstill arrangement regarding our exploration activities on the Uravan-Beck property, we intend to raise the funds required and recommence our exploration program on the property before the end of July 2009.

At January 31, 2009, we had cash and prepaid expenses available in the amount of $87,259 and account payable and accrued liabilities of $124,504. We will require additional funds to implement our growth strategy in exploration operations over the next 12 months ending January 31, 2010. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. If we are unable to obtain additional financing, we could be forced to scale down or cease operations and investors could lose their entire investment in our common stock. We may continue to be unprofitable.

Selling common shares of our company to fund our operations has become increasingly difficult and we believe that recent decreases in stock markets in many countries worldwide has most likely caused or exacerbated this problem. If we cannot sell enough of our shares to meet our financial needs, we will have to consider borrowing the money we need. Borrowing money in today's market has also become increasingly difficult. Because of the recent credit crisis, it is possible that we will not be able to borrow adequate amounts to fund our operations on terms and at rates of interest we find acceptable and in the best interests of our company. We do not expect that the difficult economic conditions are likely to improve significantly in the near future. Further deterioration of the economy, and even consumer fear that the economy will deteriorate further could intensify the adverse effects of these difficult market conditions. If we are unable to obtain the amount of money that we need to fund our operations, then we will likely go out of business and investors will lose their entire investment in our company.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The unaudited financial statements have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to achieve its operating objectives, confirmation of our company’s interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2009, our company has accumulated losses of $18,205,311 of which $10,357,142 represents the write down on the Juniper Ridge property during the year ended July 31, 2008.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on our future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on our financial statements.

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

At July 31, 2008, we made the decision to write down our investment in the Juniper Ridge property to $1.00 due to management’s projected mid and long term uranium market pricing which we believe will be below the cost of development and extraction on these properties. At December 29, 2008, we terminated our joint venture with Strathmore Minerals, Corp and as such we have written off our investment and receivable/prepayment with respect to the Juniper Ridge property and we wrote off the net book value of $1 on the property for the quarter ended January 31, 2009. No write downs of mineral property interests were recorded during the quarter ended January 31, 2008.

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (''SFAS 143''), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company will record an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our company will reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed; our company will accordingly update its assessment. At January 31, 2009, our company had not undertaken any drilling activity on its properties had not incurred significant reclamation obligations. As such, no asset retirement obligation accrual was made in the January 31, 2009 and 2008 financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting:

(i)	Lack of a sufficient number of independent directors for our board and audit committee. As a publicly-traded company, we should strive to have a majority of our board of directors be independent;

(ii)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the quarter ended January 31, 2009, we had limited staff at our executive office in Vancouver, British Columbia that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;

(iii)	Our company's accounting personnel and management does not have sufficient technical accounting knowledge relating to accounting for options granted to directors and officers, and employees;

(iv)	Our company's accounting personnel and management does not have sufficient technical accounting knowledge relating to accounting for income taxes;

(viii)	Our company’s accounting personnel and management does not have sufficient technical knowledge in the preparation of financial statements; and,

(vi)

Our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

The full list of these weaknesses were discovered by our management during the performance of its evaluation of our disclosure controls and procedures as described above. Some of these weaknesses were known to our management previously. Our management believes that these weaknesses have existed in our company since our change in control that began on or about January 16, 2007, when we had a change of directors, officers and control persons.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies when we are able to do so financially and when the timing is appropriate for our company. We do not know what further measures we will take, when we will take them or how much they will cost.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended January 31, 2009, there were no changes in our internal control over financial reporting during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the federal regulations (environmental, Bureau of Land Management) and the laws of the State of Colorado as we carry out our exploration program. We may be required to obtain additional work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

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

Uranium prices have been highly volatile, and are affected by numerous international economic and political factors which Yellowcake has no control. The current spot price of $43.50 at March 9, 2009 per pound is down from $73.00 on March 9, 2008, one year previously. Uranium is primarily used for power generation in nuclear power plants, and the number of customers is somewhat limited in comparison to other global commodities. The price of uranium is affected by numerous factors beyond our control, including the demand for nuclear power, increased supplies from both existing and new uranium mines, sales of uranium from existing government stockpiles, and political and economic conditions. Our company’s long-term success is highly dependent upon the price of uranium, as the economic feasibility of any ore body discovered on its properties would in large part be determined by the prevailing market price of uranium. If a profitable market does not exist, we may have to cease operations. At the present time, we have estimated the development of exploration costs exceed our forecast long term Uranium price. We may not recover our investments from the existing properties and investors could lose their entire investment in our company.

The uranium exploration and mining industry is highly competitive.

The uranium industry is highly competitive, and we are required to compete with other corporations that may have greater resources than ours. Such corporations could outbid us for potential projects or produce minerals at lower costs which would have a negative effect on our operations.

The recent weakening of economic conditions in the U.S. and around the world could have harmful effects on our ability to raise money to fund our planned operations, which could cause us to be unable to recommence our planned exploration program on the Uravan-Beck property, which is currently the only property we intend to explore. If this happens, we would likely go out of business and investors will lose their entire investment.

Selling common shares of our company to fund our operations has become increasingly difficult. We believe that recent decreases in value of the common shares of many companies worldwide has most likely caused or exacerbated this problem. If we are not able to sell enough of our shares to meet our financial needs, we will have to consider borrowing the money we need. A tightening of credit conditions has also been experienced in the economy recently. Because of the recent credit crisis, it is possible that we would not be able to borrow adequate amounts to fund our operations on terms and at rates of interest we find acceptable and in the best interests of our company.

We do not expect that the difficult economic conditions are likely to improve significantly in the near future. Further deterioration of the economy, and even consumer fear that the economy will deteriorate further could intensify the adverse effects of these difficult market conditions.

If we are unable to obtain the amount of money that we need to fund our operations, then we will likely go out of business and investors will lose their entire investment in our company.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception (March 23, 2006) to January 31, 2009 was $18,205,311. We had cash in the amount of $71,996 as of January 31, 2009 which is not expected to meet our planned cash requirements for the ensuing year. We cannot provide assurances that we will be able to successfully explore our properties and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended July 31, 2008. Our audited financial statements for the year ended July 31, 2008 don’t include adjustments for this uncertainty. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Our Controls and Procedures are not effective, which could cause us to make inaccurate or late filings and for public trading of our shares to cease.

Our disclosure controls and procedures are not effective. Without effective disclosure controls and other procedures, the information that is required to be disclosed in our company's reports filed with the SEC may not be recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. If we fail to file our required filings in an accurate and timely manner, the Financial Industry Regulatory Authority (FINRA) may determine that our company no longer meets the listing requirements for the OTC Bulletin Board and remove our company from the OTC Bulletin Board quotations. If this happens, then market makers would no longer be able to enter quotations for our common shares through the OTC Bulletin Board and shareholders would likely be unable to sell their shares in the common stock of our company. This would cause them to lose their entire investment in our company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Since the filing of our last quarter, we have experienced the following recent transactions:

1.

On December 29, 2008, we entered into a termination agreement with Strathmore Resources (US) Ltd. in which we agreed to terminate our December 31, 2007 Juniper Ridge Joint Venture Agreement. The termination agreement contemplates that we will cooperate with Strathmore in winding up Juniper Ridge LLC, the limited liability company formed to act as the joint venture vehicle with respect to the Juniper Ridge Project, which is located in Carbon County, Wyoming.

We have no further obligations under the Juniper Ridge operating agreement. We have no right to claim back any payments we have made while the agreement was in force. Strathmore remains a substantial shareholder of our company.

2.	Effective February 11, 2009, Siegfried Muessig resigned from our board of directors. The resignation was not as a result of any disagreements between our company and Mr. Muessig.

3.

On February 20, 2009, we issued a news release announcing that we have received notification from the Korea Electric Power Company that due to a change in Korea Electric’s long term corporate plans, Korea Electric will not continue with the creation of a Joint Venture with our company for the exploration and development of our company’s Uravan-Beck project. Further, Korea Electric has informed us that they will not continue with the various items as defined within the memorandum of understanding signed in May 2008. Under the terms of the memorandum of understanding, Korea Electric had announced that it would invest up to $10 million into our company’s Uravan-Beck property, through a combination of funding exploration/development costs as well as investing in our company’s common shares. Now, that investment will not occur.

Due to Korea Electric ending its negotiations with our company to invest through a private placement in our common shares, we are currently in a cash flow position whereby we do not have sufficient cash on hand to continue our exploration program on the Uravan-Beck project at this time. Management intends to focus resources on ensuring our company remains in good standing with its regulatory and reporting obligations and deadlines. We are in discussions with our major suppliers regarding payments due and have made presentations to potential investors. Management cautions that so long as the current world economy remains in a state of flux, obtaining sufficient funding to restart the exploration program in the current fiscal year is questionable.

4.

In February 2009, we negotiated a standstill agreement with the underlying property holders of the Beck properties. This agreement, effective December 1, 2008, expires May 31, 2009 or with the signing of new agreements. The standstill agreement suspended our obligation to make scheduled cash payments and issue Yellowcake common stock as provided for under the existing agreements.

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

10.12	Limited Liability Company Operating Agreement dated effective December 31, 2007 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on May 1, 2008)
10.13	Jeep Project Termination Agreement dated April 21, 2008 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on May 1, 2008)
10.14	Sky Project Termination Agreement dated April 21, 2008 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on May 1, 2008)
10.15	Juniper Ridge Project Termination Agreement dated December 29, 2008 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on January 2, 2009)
10.16*	American Nuclear Fuels (Colorado) LLC Standstill Agreement date March 16, 2009
14.1	Code of Ethics (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)
16.1	Letter on change in certifying accountant (attached as an exhibit to our current report on Form 8-K, filed on June 14, 2007 and amended on July 12, 2007)
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)

Exhibit Number	Description
99.2	Nominating Committee Charter (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YELLOWCAKE MINING INC.

/s/ William Tafuri
By: William Tafuri
President, CEO, CFO, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: March 23, 2009