Form 10-Q
period 2009-04-30
YELLOWCAKE MINING INC.
filed 2009-06-15
CIK 1375483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-52293

YELLOWCAKE MINING INC.
(Exact name of registrant as specified in its charter)

Nevada	83-0463005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

720 – 999 West Broadway, Vancouver, BC, Canada V5Z 1K5
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
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit
and post such files). Yes [   ]     No [   ]

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
Yes [   ]    No [X]

ii

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections
12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes [   ]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 51,413,768 shares of common stock are issued and outstanding as of June 11, 2009.

iii

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

ITEM 1 FINANCIAL STATEMENTS

YELLOWCAKE MINING INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Unaudited)
(Expressed in United States Dollars)

April 30, 2009

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in US dollars)

	April 30, 2009	July 31, 2008
	(Unaudited)	(Audited)

ASSETS

Current
Cash and cash equivalents	$24,248	$651,453
Accounts receivable	-	65,000
Prepaid expenses	8,114	7,044

Total current assets	32,362	723,497

Exploration advances	-	107,114
Office equipment	809	-
Mineral rights (Note 4)	-	1,324,417
Reclamation bonds (Note 11)	130,400	130,400

Total assets	$163,571	$2,285,428

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL
DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$210,189	$165,181
Short-term loan (Note 7)	8,801	-
	218,990	165,181
Stockholders’ Equity (Capital Deficit)
Common stock, 750,000,000 shares authorized with a par value of
$0.001 (issued: 51,413,768)	51,414	51,414
Additional paid-in capital	19,681,981	19,206,994
Deficit accumulated during the exploration stage	(19,788,814)	(17,138,161)

Total stockholders’ equity (capital deficit)	(55,419)	2,120,247

Total liabilities and stockholders’ equity (capital deficit)	$163,571	$2,285,428

Nature of operations and ability to continue as a going concern (Note 2)
Commitments (Note 10)
Subsequent events (Note 11)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US dollars)
(Unaudited)

	Three Months	Three Months	Nine months	Nine months	Inception
	ended	ended	ended	ended	(March 23,
	April 30,	April 30,	April 30,	April 30,	2006) to April
	2009	2008	2009	2008	30, 2009

Expenses
Consulting fees (recovery)	$18,358	$(30,742)	$86,723	$(15,675)	$461,675
General and administrative	23,883	36,315	94,404	74,925	265,441
Impairment of mineral interests (Note 4)	1,324,416	-	1,324,417	-	11,681,559
Investor relations	737	1,815	1,129	108,868	208,877
Management fees (recovery)	170,759	(586,881)	663,994	728,582	3,786,149
Mineral property interests (Note 4)	-	300,936	308,601	1,162,765	2,098,338
Financing costs	-	-	-	-	709,200
Professional fees	45,652	79,322	172,572	256,130	713,867

Income (loss) from operations	(1,583,805)	199,235	(2,651,840)	(2,315,595)	(19,925,106)
Interest income	302	9,524	1,187	92,858	136,292

Net income (loss) and comprehensive
income (loss)	$(1,583,503)	$208,759	$(2,650,653)	$(2,222,737)	$(19,788,814)

Basic and diluted income (loss) per share	$(0.03)	$0.00	$(0.05)	$(0.04)

Weighted average number of shares
outstanding	51,413,768	51,048,947	51,413,768	50,970,160

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited)

			Inception
	Nine months	Nine months	(March 23,
	ended	ended	2006) to
	April 30, 2009	April 30,	April 30,
		2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,650,653)	$(2,222,737)	$(19,788,814)
Items not affecting cash:
Stock-based compensation	474,987	515,611	3,633,534
Write off of mineral interests	1,324,417	-	11,681,559
Changes in assets and liabilities:
Receivables	65,000	(4,712)	-
Prepaid expenses	(1,070)	(2,830)	(8,114)
Due to Strathmore Minerals Corp.	-	56,879	-
Accounts payable and accrued liabilities	45,008	(757,537)	210,189
Exploration advances	107,114	-	-
Net cash used in operating activities	(635,197)	(2,415,326)	(4,271,646)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	8,801	-	8,801
Proceeds from issuance of capital stock	-	-	5,707,495
Net cash provided by financing activities	8,801	-	5,716,296

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of office equipment	(809)	-	(809)
Reclamation bond	-	-	(130,400)
Acquisition of mineral rights	-	(876,786)	(1,289,193)
Net cash used in investing activities	(809)	(876,786)	(1,420,402)

Change in cash and cash equivalents, during the
period	(627,205)	(3,292,112)	24,248
Cash and cash equivalents, beginning of period	651,453	4,698,327	-

Cash and cash equivalents, end of period	$24,248	$1,406,215	$24,248

Cash paid for interest during the period	$-	$-

Cash paid for income taxes during the period	$-	$-

Supplemental Disclosure with respect to Cash flows (Note 9)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
For the Period from March 23, 2006 (Date of Inception) to April 30, 2009
(Expressed in US dollars)
(Unaudited)

	Number of common shares	Par Value	Additional Paid-in Capital	Deficit Accumulated during the Exploration Stage	Total Stockholders’ Equity (Capital Deficit)

Balance, March 23, 2006
(date of inception)	-	$-	$-	$-	$-
Shares issued:
Initial capitalization	60,000,000	60,000	(58,000)	-	2,000
Private placement	31,800,000	31,800	21,200	-	53,000
Net loss for the period	-	-	-	(9,134)	(9,134)

Balance, July 31, 2006	91,800,000	91,800	(36,800)	(9,134)	45,866
Shares issued:
Private placements	6,131,625	6,132	5,903,868	-	5,910,000
Acquisition of mineral rights	9,000,000	9,000	10,148,143	-	10,157,143
Shares returned to treasury	(56,000,000)	(56,000)	56,000	-	-
Share issue costs	-	-	(257,505)	-	(257,505)
Stock-based compensation	-	-	2,370,719	-	2,370,719
Net loss for the year	-	-	-	(4,121,534)	(4,121,534)

Balance, July 31, 2007	50,931,625	50,932	18,184,425	(4,130,668)	14,104,689
Shares issued:
Acquisition of mineral rights	482,143	482	234,741	-	235,223
Stock-based compensation	-	-	787,828	-	787,828
Net loss for the year	-	-	-	(13,007,493)	(13,007,493)

Balance, July 31, 2008	51,413,768	51,414	19,206,994	(17,138,161)	2,120,247
Stock-based compensation (Note 5)	-	-	474,987	-	474,987
Net loss for the period	-	-	-	(2,650,653)	(2,650,653)
Balance, April 30, 2009	51,413,768	$51,414	$19,681,981	$(19,788,814)	$(55,419)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
April 30, 2009
(Expressed in US dollars)

1.	BASIS OF PRESENTATION

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended July 31, 2008. The results of operations for the nine-month period ended April 30, 2009 are not necessarily indicative of the results to be expected for the year ending July 31, 2009.

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

Initial operations included capital formation, organization, target market identification and marketing plans. Management was planning to develop downloadable videos and a website for educational and instructional use by young teens. In January, 2007 the Company changed its primary business to that of mineral exploration in Wyoming and Texas, USA (Note 4). Currently, the Company has no agreements to explore, develop or mine any properties.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $19,788,814 since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
April 30, 2009
(Expressed in US dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements follow the same significant accounting principles as those outlined in the notes to the audited financial statements for the year ended July 31, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No.157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

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

In December 2007, the FASB issued SFAS 141R “Business Combinations” which will replace FAS 141 and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before the effective date. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
April 30, 2009
(Expressed in US dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142- 3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The implementation of FSP 142-3 did not have a material impact on the Company’s financial statements.

In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of APB 14-1 is not expected to have a material impact on the Company’s financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
April 30, 2009
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
April 30, 2009
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

* As of April 30, 2009, the Company has made total cash payments of $1,089,193 and issued 482,143 common shares of the Company.

Pursuant to the terms and conditions of the option agreements, Yellowcake had the exclusive right to access, explore and develop the properties. All future production from the property was subject to a 3.5% royalty based on the contained metal value of ore after deduction of mining, transport and processing costs.

In February 2009, the Company agreed in principle with the owners of Beck to amend the terms and conditions of the original agreement entered into on December 28, 2007. The amended terms were expected to be effective in May 2009.

To April 30, 2009, the Company had incurred total costs of $1,324,416 (July 31, 2008 - $1,324,416) on the Beck properties.

The Company decided to terminate the agreements related to the Beck project because it currently does not have sufficient cash on hand to continue the exploration program and to meet the cash payments requirement on the property. The Company does not believe that it would be able to raise the money that it requires on acceptable terms. The Company also believes that any potential uranium deposits that might be discovered on the property would not be commercially feasible to develop further at this time because of low market prices for uranium, and the potential of discovering enough uranium to recoup the investment in the property is low.

Management of the Company has used its best effort to re-negotiate the terms and conditions of the option agreements with American Nuclear Fuels but the efforts to restructure were unsuccessful. Consequently, the carrying value of the mineral interests has been written off to $nil at April 30, 2009. On May 15, 2009, the Company formally terminated its master option agreement with American Nuclear Fuels as well as six lease and option agreements with individual claimholders regarding the Beck Project.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
April 30, 2009
(Expressed in US dollars)

4.	MINERAL RIGHTS - Continued

Mineral properties expenditures are summarized as follows:

	Three	Three	Nine	Nine	Inception
	months	months	months	months	(March 23,
	ended	ended	ended	ended	2006) to
	April 30,	April 30,	April 30,	April 30,	April, 30
	2009	2008	2009	2008	2009

Juniper Ridge
Claim maintenance	$-	$200,051	$95,471	$233,459	$154,062
Camp and field supplies	-	-	-	5,776	12,309
Drilling (recovery)	-	15,823	(2,540)	70,701	124,309
Geological and geophysical	-	-	14,183	231,722	421,936
Travel and accommodation	-	-	-	7,831	11,825
	-	215,874	107,114	549,489	724,441
Sky:
Claim maintenance	-	-	-	6,875	6,611
Assaying, testing and analysis	-	-	-	12,315	13,063
Camp and field supplies	-	-	-	4,734	19,459
Drilling	-	-	-	128,716	319,594
Geological and geophysical	-	-	-	50,018	136,258
Travel and accommodation	-	-	-	1,029	5,015
	-	-	-	203,687	500,000
Jeep:
Claim maintenance	-	-	-	31,699	32,077
Assaying, testing and analysis	-	-	-	951	951
Camp and field supplies	-	-	-	2,229	7,052
Drilling	-	-	-	117,945	88,344
Geological and geophysical	-	-	-	15,428	33,734
Travel and accommodation	-	-	-	1,130	5,116
	-	-	-	169,382	167,274
Texas Database:
Geological and geophysical	-	-	-	62,941	113,880
	-	-	-	62,941	113,880

Beck:
Claim maintenance	-	12,317	22,126	59,605	108,933
Assaying, testing and analysis	-	526	1,061	6,111	7,172
Camp and field supplies	-	-	2,126	-	2,756
Drilling	-	-	63,666	-	109,518
Geological and geophysical	-	65,174	97,472	104,505	262,965
Permits	-	-	566	-	64,871
Travel and accommodation	-	7,045	14,470	7,045	36,528
		85,062	201,487	177,266	592,743

	$-	$300,936	$308,601	$1,162,765	$2,098,338

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
April 30, 2009
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
April 30, 2009
(Expressed in US dollars)

5.	COMMON STOCK (continued) Share purchase warrants

Share purchase warrant transactions are summarized as follows:

		Weighted
		Average
	Number of Share	Exercise Price

Balance at July 31, 2008	2,955,000	$1.50
Expired	(2,955,000)	1.50
Balance April 30, 2009	-	$-

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
April 30, 2009
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

Stock option transactions are summarized as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Balance at July 31, 2008	2,100,000	$2.00
Cancelled/forfeited	(250,000)	1.20
Balance at April 30, 2009	1,850,000	$2.15

At April 30, 2009, the following stock options were outstanding and exercisable:

..
Number of		Aggregate		Number of	Aggregate
Options	Exercise	Intrinsic		Options	Intrinsic
Outstanding	Price	Value	Expiry Date	Exercisable	Value

1,000,000	$2.70	$-	March 16, 2012	750,000	$-
100,000	$3.05	$-	April 13, 2012	75,000	$-
750,000	$1.20	$-	December 3, 2012	500,000	$-
1,850,000		$-		1,325,000	$-

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.065 per share as of April 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of April 30, 2009 and 2008 was $Nil. As of April 30, 2009, 1,325,000 outstanding options were vested and exercisable and the weighted average exercise price was $2.15. The total intrinsic value of options exercised during the periods ended April 30, 2009 and 2008 was $Nil.

Subsequent to April 30, 2009, 250,000 additional vested options were forfeited.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
April 30, 2009
(Expressed in US dollars)

5.	COMMON STOCK (Continued)

Stock Options (continued)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of April 30, 2009.

		Weighted
		Average
		Grant-Date
	Number of Options	Fair Value

Non-vested options at July 31, 2008	1,300,000	$1.48
Vested	(525,000)	$1.48
Cancelled/forfeited	(250,000)	$0.60

Non-vested options at April 30, 2009	525,000	$1.48

At April 30, 2009, there was unamortized compensation expense of $180,930 relating to the outstanding unvested options. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.01 years.

Total stock-based compensation is recorded in the Statement of Operations with corresponding additional paid-in capital recorded in stockholders' equity as follows:

Stock-based Compensation

Total stock based compensation recognized during the quarter ended April 30, 2009 in respect of options granted in prior periods was $109,866 (2008 - $(697,393)) which has been recorded in the Statements of Operations with corresponding additional paid-in capital recorded in stockholders’ equity as follows:

	Three	Three	Nine	Nine	Inception
	months	months	months	months	(March 23,
	ended	ended	ended	ended	2006) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2009	2008	2009	2008	2009

Expenses (Recovery):
Consulting fees	$(893)	$(40,742)	$(9,007)	$(78,675)	$223,470
Management fees	110,759	(656,651)	483,994	594,286	3,410,064
	$109,866	$(697,393)	$474,987	$515,611	$3,633,534

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
April 30, 2009
(Expressed in US dollars)

5.	COMMON STOCK (Continued)

Stock Options (continued)

The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted during the nine months ended April 30, 2008 were as follows:

Nine
months
Ended
April 30,
2008

Risk-free interest rate	3.61% - 4.17%
Expected life of options (years)	4.2-5.0
Expected volatility	119%
Dividend rate	0%

6.	RELATED PARTY TRANSACTIONS

The Company paid or accrued management fees of $ Nil to a former officer of the Company (2008 - $39,621) and $180,000 to two directors of the Company (2008 - $94,675) during the nine months ended April 30, 2009. At April 30, 2009, included in accounts payable and accrued liabilities was $92,500 owed to directors for management fees (2008 - $23,601). These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

7.	SHORT-TERM LOAN

In February 2009, the Company received a short-term loan of $10,000 Canadian Dollars from a consultant of the Company. This loan was renewed on March 10, 2009 for $10,500 which included a one time fee of $500. The new loan is non–interest bearing and has a 5% fee on repayment and no specific term of repayment other than it being conditional on being repaid from the proceeds of the State of Colorado reclamation bonds. (Note 11)

8.	FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, short-term loan, accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted. The Company is exposed to currency risk by incurring certain expenditures in currencies other than the Canadian dollar. The Company does not use derivative instruments to reduce this currency risk.

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

For the nine months ended April 30, 2009, the Company did not have non-cash transactions in investing and financing activities.

For the nine months ended April 30, 2008, the Company issued a total of 325,893 common shares at a value of $172,723 pursuant to a mineral property master option agreement (Note 4).

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
April 30, 2009
(Expressed in US dollars)

10.	COMMITMENTS

The Company has entered into an office lease agreement for one year commencing February 15, 2009 at a rent of $1,800 per month in Canadian Dollars (Approximately $1,500 in US Dollars).

11.	SUBSEQUENT EVENTS

a)

On May 6, 2009, the Company received a short-term loan of $62,400 from a consultant of the Company. The loan is non-interest bearing, has a 5% fee on repayment and no specific term of repayment other than conditional of being paid from the proceeds of the State of Colorado reclamation bonds.

b)

On May 7, 2009 the Company remitted $62,400 to the State of Colorado Department of Mined Land Reclamation and Safety, in order to replace $130,400 of existing reclamation bonds. The Company confirmed with the State that the approved remediation process had been completed on some of the Company’s site exploration activities. The process will result in the Company receiving $130,400 from the State and will hold $62,400 in reclamation bonds over existing properties in Colorado. The Company will apply for the return of these funds, once the State has inspected the properties to insure that the Company has completed all of the required remediation on site exploration. The Company expects to make application early in 2010.

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

Corporate History

Our company was incorporated in the State of Nevada on March 23, 2006 in the name of Hoopsoft Development Corp. On January 23, 2007, we changed our name to “Yellowcake Mining Inc.”

We are an Exploration Stage company, as defined by Financial Accounting Standards Board Statement No.7 and Securities and Exchange Commission Industry Guide 7. Our principle business is the acquisition and exploration of mineral property interests in the United States. We currently hold 65 lode mining claims over 757 acres which we will continue to maintain in regulatory compliance. Currently, we have no agreements to explore, develop or mine any properties.

Current Status of Exploration Projects

Due to the current uranium prices, the down-turn of the world economy, financing availability and our inability to raise adequate financing, we have put all of our exploration projects on hold. We will continue to monitor the uranium market financing possibilities and commercially feasible mining opportunities.

Liquidity and Capital Resources

We continue to manage our financial position and activities in a manner to maximize the benefit of our current assets.

On May 15, 2009, we terminated our lease and option agreements relating to the Uravan-Beck properties and as result has terminated our obligations under these option agreements as well as the ongoing claim maintenance obligations for these properties.

We continue to maintain in good standing 65 lode mining claims over 757 acres in the Uravan district in Colorado and a one year office lease ($1,500 per month which was prepaid subsequent to the quarter end) which expires February 14, 2010.

Working Capital

Our financial condition for the three months ended April 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	April 30, 2009	July 31, 2008
Current Assets	$32,362	$723,497
Current Liabilities	218,990	165,181
Working Capital (deficiency)	$(186,628)	$558,316

Our working capital decreased by 133 % due largely to costs associated with continuing to develop our understanding of our resource with drilling in the first quarter, on-going legal and accounting costs associated with maintaining our company in good standing with the various regulatory bodies and legal costs associated with the filing of Form S-1.

Cash Flows

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2009	2008	2009	2008
Net cash used in Operating Activities	$(32,152)	$(879,918)	$(635,197)	$(2,415,326)
Net cash provided by Financing Activities	8,801	(12,275)	8,801	-
Net cash used in Investing Activities	(24,397)	(407,192)	(809)	(876,786)
Decrease Cash and Cash Equivalents during the period	$(47,748)	$(1,299,385)	$(627,205)	$(3,292,112)

Cash Used In Operating Activities

During the three months ended April 30, 2009 our cash used in operating activities decreased by 96% as we continued to manage our available resources when compared to the same quarter in 2008. For the nine months ended April 30, 2009 our cash used in operating activities decreased by 70% as we reduced our drilling program and had less corporate activities involving legal/deal costs when compared to the same nine month period in 2008.

Cash from Financing Activities

During the three and nine months ended April 30, 2009 our cash provided by financing activities increased due to the undertaking of a short term loan when compared to the same three and nine month periods in 2008.

Cash Used in Investing Activities

During the three months ended April 30, 2009 our cash used in investing activities decreased by 94% due largely to a reduction in the mineral acquisition and exploration activities and associated costs as we preserved our cash resources, when compared to the same three month period in 2008. During the second quarter and as part of the third quarter of the fiscal 2009, we terminated our Strathmore Joint Venture and its Uravan-Beck agreements, so that there are no further acquisition related costs required under agreements in place as at the date of this report.

Results of Operation

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended July 31, 2008 and our unaudited financial statements for the three and nine months ended April 30, 2009.

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

Expenses

In the tables below show our operating results for the three and nine months ended April 30, 2009 and our operating results for the three and nine months ended April 30, 2008:

	Three Months			Nine months Ended
	Ended April 30			April 30
	2009	2008		2009	2008
Expenses
Consulting fees (recovery)	$18,358	$(30,742	)$	$86,723	$(15,675)
General and administrative	23,883	36,315		94,404	74,925
Impairment of mineral interests	1,324,416	-		1,324,417	-
Investor relations and communication	737	1,815		1,129	108,868
Management fees (recovery)	170,759	(586,881)		663,994	728,582
Mineral property interests	-	300,936		308,601	1,162,765
Professional fees	45,652	79,322		172,572	256,130
Total Expenses	$1,583,805	$199,235		$2,651,840	$2,315,595

Consulting fees and Management fees

Consulting and management fees represent fees paid for services provided by our officers and directors as well as our consultants and the fair values of stock option expenses. The increase in the three and nine month quarter ended April 30, 2009 when compared to the same period in prior year was due to the departure of a number of consultants and two directors of our company and their associated stock based compensation in prior year. The stock options related to these individuals were forfeited. Management continues to manage these costs with respect to consulting and management fees to insure that we are maximizing its resources.

General and administrative expense

General and administration expense which includes office rent and supplies, office services and travel, decreased by 34% in the quarter ended April 30, 2009 when compared to prior year same quarter due to our limiting travel in the current year. When compared to the nine months ended April 30, 2008, this year expenses increased 26% due to higher costs in office rents and investor relations/employee costs associated with a previous/short term arrangement that we have since terminated.

Impairment of mineral interests expense

We decided to terminate the agreements related to the Beck project because it currently does not have sufficient cash on hand to continue the exploration program and to meet the cash payments requirement on the property. We do not believe that we would be able to raise the money that we require on acceptable terms. We also believe that any potential uranium deposits that might be discovered on the property would not be commercially feasible to develop further at this time because of low market prices for uranium, and the potential of discovering enough uranium to recoup the investment in the property is low.

Our Management has used its best effort to re-negotiate the terms and conditions of the option agreements with American Nuclear Fuels but the efforts to restructure were unsuccessful. Consequently, the carrying value of the mineral interests has been written off to $nil at April 30, 2009. On May 15, 2009, we formally terminated its master option agreement with American Nuclear Fuels as well as six lease and option agreements with individual claimholders regarding the Beck Project.

Mineral property interests

During the quarter ended April 30, 2009 we did not record any expenses associated with mineral property interests and when compared to the same nine month period ended April 30, 2008, the current nine month period ended we incurred 73% less as it managed its limited financial resources and terminated the options agreements.

Professional fees

Professional fees include legal, accounting and audit expenses associated with keeping the company in good standing with regulatory authorities. In the three month period ended April 30, 2009, we incurred 42% less expense and 33% less expense for the nine month period ended April 30, 2009. The decrease in the periods is primarily due to additional costs associated with the negotiation of the acquisition of Beck property in the period ended April 30, 2008.

Anticipated Cash Requirements

We estimate that our total expenditures over the next 12 months will be approximately $345,000. Our plan of operations for the next 12 months is to complete the following objectives:

Expense	Cost
Consulting Fees	$60,000
General and administrative	36,000
Investor relations	-
Management fees	120,000
Mineral property interests	9,000
Professional fees	120,000
Total	$345,000

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Standards

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

In December 2007, the FASB issued SFAS 141R “Business Combinations” which will replace FAS 141 and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before the effective date. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

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

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The implementation of FSP 142-3 did not have a material impact on our financial statements.

In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of APB 14-1 is not expected to have a material impact on our financial statements.

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

At July 31, 2008, we made the decision to write down our investment in the Juniper Ridge property to $1.00 due to management’s projected mid and long term uranium market pricing which we believe will be below the cost of development and extraction on these properties. At December 29, 2008, we terminated our joint venture with Strathmore Minerals, Corp and as such we have written off our investment and receivable/prepayment with respect to the Juniper Ridge property and we wrote off the net book value of $1 on the property for the quarter ended April 30, 2009.

We decided to terminate the agreements related to the Beck project because it currently does not have sufficient cash on hand to continue the exploration program and to meet the cash payments requirement on the property. We do not believe that we would be able to raise the money that we require on acceptable terms. We also believe that any potential uranium deposits that might be discovered on the property would not be commercially feasible to develop further at this time because of low market prices for uranium, and the potential of discovering enough uranium to recoup the investment in the property is low. Our management has used its best effort to re-negotiate the terms and conditions of the option agreements with American Nuclear Fuels but the efforts to restructure were unsuccessful. Consequently, the carrying value of the mineral interests has been written off to $nil at April 30, 2009. On May 15, 2009, we formally terminated its master option agreement with American Nuclear Fuels as well as six lease and option agreements with individual claimholders regarding the Beck Project. No write downs of mineral property interests were recorded during the quarter ended April 30, 2008.

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (''SFAS 143''), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company will record an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our company will reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed; our company will accordingly update its assessment. At April 30, 2009, our company had not undertaken any drilling activity on its properties had not incurred significant reclamation obligations. As such, no asset retirement obligation accrual was made in the April 30, 2009 and 2008 financial statements.

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

(ii)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the quarter ended April 30, 2009, we had limited staff at our executive office in Vancouver, British Columbia that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;

(iii)	Our company's accounting personnel and management does not have sufficient technical accounting knowledge relating to accounting for options granted to directors and officers, and employees;

(iv)	Our company's accounting personnel and management does not have sufficient technical accounting knowledge relating to accounting for income taxes;

(v)	Our company’s accounting personnel and management does not have sufficient technical knowledge in the preparation of financial statements; and,

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended April 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

On the dates indicated we implemented the following measures, which did not impact our material weaknesses in internal control over financial reporting:

(i)	We engaged a professional accounting firm to provide assistance in the review of stock based compensation expense calculation on May 1, 2008;

(ii)	We engaged a professional accounting firm to assist in the accounting of income taxes on May 1, 2008;

(iii)	We engaged a professional accounting firm to assist in the preparation of financial statements on May 1, 2008; and

(iv)	We implemented a policy to formally document all decisions made by the board in a timely manner on May 1, 2008.

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

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable. We currently hold 65 lode mining claims over 757 acres which we will continue to maintain in regulatory compliance. Currently we have no agreements to explore, develop or mine any properties.

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

Mineral exploration, development and production involve many risks. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. As we do not have any exploration, development or production activities, we do not maintain insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Uranium prices are highly volatile. If a profitable market does not exist, we may have to cease operations.

Uranium prices have been highly volatile, and are affected by numerous international economic and political factors which Yellowcake has no control. The current spot price of $49.50 at June 1, 2009 per pound is down from $60.00 on June 1, 2008, one year previously. Uranium is primarily used for power generation in nuclear power plants, and the number of customers is somewhat limited in comparison to other global commodities. The price of uranium is affected by numerous factors beyond our control, including the demand for nuclear power, increased supplies from both existing and new uranium mines, sales of uranium from existing government stockpiles, and political and economic conditions. Our company’s long-term success is highly dependent upon the price of uranium, as the economic feasibility of any ore body discovered on its properties would in large part be determined by the prevailing market price of uranium. If a profitable market does not exist, we may have to cease operations. At the present time, we have estimated the development of exploration costs exceed our forecast long term Uranium price. We may not recover our investments from the existing properties and investors could lose their entire investment in our company.

The uranium exploration and mining industry is highly competitive.

The uranium industry is highly competitive, and we are required to compete with other corporations that may have greater resources than ours. Such corporations could outbid us for potential projects or produce minerals at lower costs which would have a negative effect on our operations.

The recent weakening of economic conditions in the U.S. and around the world could have harmful effects on our ability to raise money to fund our planned operations, which could cause us to be unable to recommence conducting exploration programs. If this happens, we would likely go out of business and investors will lose their entire investment.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception (March 23, 2006) to April 30, 2009 was $19,788,814. We had cash in the amount of $24,248 as of April 30, 2009 which is not expected to meet our planned cash requirements for the ensuing year. We cannot provide assurances that we will be able to successfully explore our properties and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended July 31, 2008. Our audited financial statements for the year ended July 31, 2008 don’t include adjustments for this uncertainty. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On May 15, 2009, we terminated our lease and option agreements relating to the Uravan-Beck properties, dated December 28, 2007, with the leaseholders of the claims in the Uravan-Beck properties: Eagle Venture Group LLC, Bruce L. Beck, Energy Venture LLC, Uravan Land and Cattle Company LLC and the Beckworth Corporation. By terminating those agreements, we also terminated the Master Agreement Concerning Lease and Option for Purchase and Sale of Mining Properties, also dated December 28, 2007, with American Nuclear Fuels (Colorado) LLC.

We decided to terminate the agreements related to the Uravan-Beck project because we currently do not have sufficient cash on hand to continue our exploration program on the property, we do not believe that we would be able to raise the money that we require on acceptable terms, we also believe that any potential uranium deposits that might be discovered on the property would not be commercially feasible to develop further at this time because of low market prices for uranium, and the potential of discovering enough uranium to recoup our investment in the property is low.

We had entered into these agreements in order to purchase 185 mining claims, measuring in total approximately 3,700 acres in area, in the Uravan uranium belt, Montrose County, Colorado, also known as the Uravan-Beck Project. Pursuant to the agreements, we would have received ownership of the leases of the Uravan-Beck Project mineral properties in exchange for total payments of $5,968,750 in cash and the issuance of 2,765,625 shares of our common stock, payable over a five year time period. As of May 15, 2009, we had made total cash payments of $1,089,193 and issued 482,143 of our common shares pursuant to the agreements. The agreements do not provide for the return of those funds or shares to us in the event of termination and we will not acquire any ownership or other rights in the Uravan-Beck properties.

Pursuant to the terms of the agreements, the parties agreed that we could terminate the agreements at any time. We will not incur any early termination penalties as a result of the terminations.

There is no material relationship between us and any of the parties other than in respect of the agreements.

We will continue to hold all mining claims staked in our name. We also intend to examine the exploration potential of other areas that we can stake for uranium and other minerals. We also intend to evaluate potential acquisition opportunities for uranium and other minerals that would present good opportunities for our company.

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

10.12	Limited Liability Company Operating Agreement dated effective December 31, 2007 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on May 1, 2008)
10.13	Jeep Project Termination Agreement dated April 21, 2008 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on May 1, 2008)
10.14	Sky Project Termination Agreement dated April 21, 2008 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on May 1, 2008)
10.15	Juniper Ridge Project Termination Agreement dated December 29, 2008 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on January 2, 2009)
10.16	American Nuclear Fuels (Colorado) LLC Standstill Agreement dated March 16, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on March 23, 2009)
10.17*	Relinquishment and Surrender of Lease and Option with Beckworth Corporation dated May 15, 2009
10.18*	Relinquishment and Surrender of Lease and Option with Energy Venture LLC and Uravan Land and Cattle Company LLC dated May 15, 2009
10.19*	Relinquishment and Surrender of Lease and Option with Bruce L. Beck dated May 15, 2009
10.20*	Relinquishment and Surrender of Lease and Option with Bedrock Development Corp. dated May 15, 2009
10.21*	Relinquishment and Surrender of Lease and Option with Eagle Venture Group LLC dated May 15, 2009
10.22*	May 15, 2009 letter to American Nuclear Fuels (Colorado) LLC terminating the master agreement

Exhibit Number	Description
14.1	Code of Ethics (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)
16.1	Letter on change in certifying accountant (attached as an exhibit to our current report on Form 8-K, filed on June 14, 2007 and amended on July 12, 2007)
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)
99.2	Nominating Committee Charter (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)

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

Dated: June 15, 2009