Form 10-Q/A
period 2007-01-31
YELLOWCAKE MINING INC.
filed 2009-10-15
CIK 1375483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A

Amendment No. 1

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

 Yes[ ] No[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[ ] No[ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

Yes[ ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of March 16, 2007, there were 50,931,625 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One):

Yes[ ] No[ X ]

Explanatory Note:

This Amendment No. 1 on Form 10-QSB/A constitutes an amendment to our quarterly report on Form 10-QSB for the quarter ended January 31, 2007, which was originally filed with the Securities and Exchange Commission on March 16, 2007.

This Amendment is being filed solely for the purpose of correcting the disclosure in Item 3 Controls and Procedures and complying with Rules 13a-15 and 15d-15 of the Exchange Act only.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment.

Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-QSB, or reflect events occurring after the date of the original filing of the Form 10-QSB.

Item 3.	Controls and Procedures.

In connection with the restatement of our financial results for the fiscal year ended July 31, 2007 and the fiscal quarter ended October 31, 2007, we identified material weakness in our disclosure controls and procedures and our internal controls and procedures. Under the direction of our management, we have now re-evaluated our disclosure controls and procedures as of January 31, 2007.

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-QSB, our principal executive officer and principal financial officer has evaluated our disclosure controls and procedures as of January 31, 2007, and concluded our disclosure controls and procedures were not effective and did not provide reasonable assurance that material information related to our company and our subsidiary is recorded, processed and reported in a timely manner.

Pursuant to the re-evaluation of our disclosure controls and procedures as of January 31, 2007, certain significant deficiencies in disclosure controls became evident to management, including:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with management’s evaluation, as required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, that occurred during the fiscal quarter ended January 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent events

Since the fiscal quarter ended January 31, 2007, we have implemented certain measures which have not removed any of our weaknesses. Such measures include the following:

(i)	On May 1, 2008, we engaged a professional accounting firm to provide assistance in the review of stock based compensation expense calculation;

(ii)	On May 1, 2008, we engaged a professional accounting firm to assist in the accounting of income taxes;

(iii)	On May 1, 2008, we engaged a professional accounting firm to assist in the preparation of financial statements; and

(vi)	On May 1, 2008, we implemented a policy to formally document all decisions made by the board on a timelier manner.

The material costs of these measures has been approximately $19,721.33 from May 1, 2008 to July 31, 2008. We expect to pay approximately an additional $12,000 per fiscal quarter for at least the 12 month period to July 31, 2009.

Plan for Remediation of Material Weaknesses

Although the changes we have made have remedied in part, the weaknesses listed under (ii)(iii)(iv)(v) and (vi) listed above, we continue to have all of the weaknesses as described above. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate our material weaknesses when we are able to do so financially and when the timing is appropriate for our company. We do not know what further measures we will take, when we will take them or how much they will cost.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on September 22, 2006)

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on September 22, 2006)

3.3	Articles of Merger filed with the Secretary of State on January 12, 2007 and which is effective January 23, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2007)

3.4	Certificate of Change filed with the Secretary of State of Nevada on January 12, 2007 and which is effective January 23, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2007)

10.1	Agreement between our company and Strathmore Minerals Corp. dated January 29, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on January 30, 2007)

10.2	Form of Overseas Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2007)

10.3	Form of US Subscription Agreement (incorporated by reference from our Current Report on Form 8- K, filed on February 22, 2007)

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YELLOWCAKE MINING INC.

By: /s/ William Tafuri
William Tafuri
President, CEO, CFO , Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: October 14, 2009