Form 10-Q/A
period 2007-04-30
YELLOWCAKE MINING INC.
filed 2009-10-15
CIK 1375483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A
Amendment No. 1

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Explanatory Note:

This Amendment No. 1 on Form 10-QSB/A constitutes an amendment to our quarterly report on Form 10-QSB for the quarter ended April, 2007, which was originally filed with the Securities and Exchange Commission on June 19, 2007.

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

In connection with the restatement of our financial results for the fiscal year ended July 31, 2007 and the fiscal quarter ended October 31, 2007, we identified material weakness in our disclosure controls and procedures and our internal controls and procedures. Under the direction of our management, we have re-evaluated our disclosure controls and procedures as of April 30, 2007.

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-QSB, our Chief Financial Officer and Chief Executive Officer has evaluated our disclosure controls and procedures as of April 30, 2007, and concluded our disclosure controls and procedures were not effective and did not provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management believes that because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Pursuant to the re-evaluation of our disclosure controls and procedures as of April 30, 2007, certain significant deficiencies in disclosure controls became evident to management, including:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with management’s evaluation, as required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, that occurred during the fiscal quarter ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent events

Since the fiscal quarter ended January 31, 2007, we have implemented the following measures. These improvements have not removed any of the weaknesses. Such activities measures include the following:

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

The material costs of these measures has cost us approximately $19,721.33 from May 1, 2008 to July 31, 2008 and we expect to pay approximately an additional $12,000 per fiscal quarter for at least the 12 month period to July 31, 2009.

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

YELLOWCAKE MINING INC.

By: /s/ William J. Tafuri
William J. Tafuri
President, CEO, CFO, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)
Dated: October 15, 2009