Form 10-K/A
period 2007-07-31
YELLOWCAKE MINING INC.
filed 2009-10-20
CIK 1375483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
 Amendment No. 2

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

Commission file number 000-52293

YELLOWCAKE MINING INC.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

720-999 West Broadway, Vancouver BC	V5Z 1K5
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (604) 685-4048

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

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

Explanatory Note:

This Amendment No. 2 on Form 10-KSB/A constitutes an amendment to our annual report on Form 10-KSB for the fiscal year ended July 31, 2007, which was originally filed with the Securities and Exchange Commission on November 14, 2007, and amended September 3, 2008.

This Amendment No. 2 is being filed solely for the purpose of correcting the disclosure in Item 8A Controls and Procedures and complying with Rules 13a-15 and 15d-15 of the Exchange Act only.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No 2. Except for the matter described above, this Amendment No. 2 does not change any previously reported financial results, modify or update disclosures in the Form 10-KSB, or reflect events occurring after the date of the filing of the Form 10-KSB.

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

Evaluation of disclosure controls and procedures

In connection with the restatement of our financial results for the fiscal year ended July 31, 2007 and the fiscal quarter ended October 31, 2007, under the direction of our management, we have re-evaluated certain disclosure controls and procedures and internal controls over financial reporting. In connection with the restatement we identified a material weakness in our internal controls and procedures relating to the calculation of stock based compensation. Pursuant to the re-evaluations, we have also found other weaknesses in our disclosure controls and procedures and Internal Control over Financial Reporting.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being July 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out by our management with the participation of our company’s Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our company’s disclosure controls and procedures were not effective and did not provide reasonable assurance that material information related to our company and our subsidiary is recorded, processed and reported in a timely manner.

Our company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with generally accepted account principles, unauthorized receipts and expenditures, or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. As of July 31, 2007, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s system of internal controls over financial reporting is not effective.

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

Disclosure Control Weaknesses Identified

Pursuant to the re-evaluation of our disclosure controls and procedures and internal controls over financial reporting as of July 31, 2007, our management determined that we had significant deficiencies in disclosure controls, including:

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

Our management believes that these weaknesses have existed in our company since our change in control that began on or about January 16, 2007, when the company had a change of directors, officers and control persons.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with management’s evaluation, as required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, that occurred during the fiscal quarter ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent events

We have implemented the following measures, which did not impact our material weaknesses in internal control over financial accounting:

(i)	On May 1, 2008, we engaged a professional accounting firm to provide assistance in the review of stock based compensation expense calculation;

(ii)	On May 1, 2008, we engaged a professional accounting firm to assist in the accounting of income taxes;
(iii)	On May 1, 2008, we engaged a professional accounting firm to assist in the preparation of financial statements; and
(iv)	On May 1, 2008, we implemented a policy to formally document all decisions made by the board on a timelier manner.

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

PART III

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

10.1	Agreement between our company and Strathmore Minerals Corp. dated January 29, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on January 30, 2007)
10.2	Form of Overseas Subscription Agreement (incorporated by reference from our Current Report on Form 8- K, filed on February 22, 2007)
10.3	Form of US Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2007)
10.4	Option and Joint Venture Agreement dated March 14, 2007 between our company and Strathmore Minerals Corp. (incorporated by reference from our Current Report on Form 8-K, filed on March 16, 2007)
10.5	Letter of Intent dated April 5, 2007 between our company and Strathmore Minerals Corp. (incorporated by reference from our Current Report on Form 8-K, filed on April 10, 2007)
10.6	Letter of Intent dated April 12, 2007 between our company and Strathmore Minerals Corp. (incorporated by reference from our Current Report on Form 8-K, filed on April 19, 2007)
10.7	Stock Option Agreement dated April 24, 2007 with Hamish Malkin (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2007)
10.8	Employment Agreement dated April 24, 2007 with Hamish Malkin (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2007)
10.9	Investor Relations Agreement with Carson Seabolt dated June 15, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on July 12, 2007)
10.10	Amended Letter of Intent with Strathmore Resources (US) Ltd. dated July 23, 2007 regarding the Jeep Project (incorporated by reference from our Current Report on Form 8-K, filed on July 31, 2007)

Exhibit
Number	Description
10.11	Amended Letter of Intent with Strathmore Resources (US) Ltd. dated July 23, 2007 regarding the Sky Project (incorporated by reference from our Current Report on Form 8-K, filed on July 31, 2007)
10.12	Stock Option Plan (incorporated by reference from our Current Report on Form 8-K, filed on July 31, 2007)
14.1	Code of Ethics (incorporated by reference from our annual report on Form 10-KSB filed on November 14, 2007)
16.1	Letter on change in certifying accountant (incorporated by reference from our Current Report on Form 8-K, filed on June 14, 2007 and amended on July 12, 2007)
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.2	Audit Committee Charter (incorporated by reference from our annual report on Form 10-KSB filed on November 14, 2007)
99.3	Nominating Committee Charter (incorporated by reference from our annual report on Form 10-KSB filed on November 14, 2007)

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YELLOWCAKE MINING INC.

By:
/s/William Tafuri
William Tafuri
President, CEO, CFO, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Date: October 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
/s/William Tafuri
William Tafuri
President, CEO, CFO, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: October 16, 2009

By:
/s/ H. Richard Klatt
H. Richard Klatt
Director

Date: October 16, 2009

By:
/s/ James Malone
James Malone
Director

Date: October 16, 2009