Form 10-K
period 2009-07-31
YELLOWCAKE MINING INC.
filed 2009-10-29
CIK 1375483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: July 31, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

Commission file number: 000-52293

YELLOWCAKE MINING INC.
(Exact name of registrant as specified in its charter)

Nevada	83-0463005
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

720-999 West Broadway, Vancouver, BC, Canada V5Z 1K5
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code	(604) 685-4048

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act

Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act. Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
of the Act. Yes [   ]    No [X]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

ii

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
Yes [   ]    No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post
such files). Yes [   ]    No [   ]

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
Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

39,788,768 shares of common stock at a price of $0.055 per share for an aggregate market value of $2,188,382.24 1

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the price of the average bid and asked price of such common equity, as of the last business day of our most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 55,451,425 shares of common stock are issued and outstanding as of October 28, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

iii

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “ITEM 1A RISK FACTORS” beginning on page 5 and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  risks relating to general or market-specific economic or market factors;
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

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Yellowcake" mean Yellowcake Mining Inc., unless the context clearly requires otherwise.

Corporate Overview and Description of our Business

We were incorporated in the State of Nevada on March 23, 2006 under the name “Hoopsoft Development Corp.” Effective January 23, 2007, we changed our name from “Hoopsoft Development Corp.” to “Yellowcake Mining Inc.”

Also on January 23, 2007, we affected a 30 for one forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 25,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.

We are an Exploration Stage company, as defined by Financial Accounting Standards Board Statement No.7 and Securities and Exchange Commission Industry Guide 7. Our principle business is the acquisition and exploration of mineral property interests in the United States. In the fiscal year ended July 31, 2009, we terminated the agreements related to the Juniper Ridge property and the Uravan-Beck properties as we believe that any potential uranium deposits that might be discovered on the property would not be commercially feasible to develop further at this time because of low market prices for uranium and the potential of discovering enough uranium to recoup our investment in the property is low. In addition, we currently do not have sufficient cash on hand to continue our exploration program on the properties and we do not believe that we would be able to raise the money for exploration on these properties on acceptable terms.

Due to the current uranium prices, the down-turn of the world economy, financing availability and our inability to raise adequate financing, we have put all of our uranium exploration projects on hold. We will continue to monitor the uranium market financing possibilities and commercially feasible mining opportunities.

We are currently looking for exploration opportunities in preciou7s metals. Our board members are experienced in precious metals exploration and they believe that this is the right direction for our company at this time.

Subsequent Event

On September 1, 2009, we signed a letter of intent with AuEx Ventures, Inc. for the option to acquire a 70% interest in 59 unpatented mining claims and 5,040 acres of fee land for silver exploration on the Trinity Silver property in Pershing County, Nevada. Please see the more detailed description of the LOI under ITEM 9B OTHER INFORMATION beginning on page 23.

Termination of Interests

Juniper Ridge

On March 14, 2007, we entered into an option and joint venture agreement with Strathmore Minerals Corp. (“Strathmore”) on the Baggs, Juniper Ridge Project properties located in Wyoming. We were granted sole and exclusive rights to earn-in an 80% interest in the properties. Under the terms of the original agreement, we were required to make cash payments of $500,000 in various stages as follows: $100,000 upon closing of the option agreement (paid) and $100,000 on each of the first (paid), second, third and fourth anniversary. We also issued 9,000,000 shares of common stock to Strathmore upon closing of the agreement (issued). We were required to incur expenditures of $1,600,000 per year for a period of five years for a total commitment of $8,000,000. We will earn 40% of the optioned interest upon spending $4,000,000. We were to earn the remaining 40% of the optioned interest by spending an additional $4,000,000 during the five year term and by paying a royalty of 3% on the optioned portion on all future production.

In April 2008, our company and Strathmore reached an agreement to amend certain terms of the option agreement. Pursuant to the terms of the amended agreement the joint operations were restructured so that they were jointly owned by a Limited Liability Company (“LLC”). We maintained on option to earn up to an 80% interest in the LLC, Juniper Ridge Project. Our requirement to incur expenditures was amended to require $764,518 be spent not later than May 1, 2008 (incurred), a minimum of $300,000 not later than September 1, 2008, a minimum of $500,000 not later than December 31, 2009 and the balance of the $8,000,000 not later than December 31, 2012.

In December 2008, we formally terminated the option agreement with Strathmore and subsequently we have written off the remaining net book value of the mineral rights.

Uravan-Beck

On December 28, 2007 we entered into a master option agreement with American Nuclear Fuels, as well as six lease and option agreements with individual claimholders, to purchase 185 mining claims, approximating 3,700 acres, in the Uravan uranium belt, Montrose County, Colorado, also known as the Uravan-Beck Project, in exchange for total payments of $5,968,750 in cash and the issuance of 2,765,625 shares of our common stock, payable over 5 years as follows:

		Number of
Date	Cash	Shares

October 3, 2007( stand still payment)	$125,000*	-
December 15, 2007 (stand still extension)	250,000*	-
December 28, 2007	80,357*	65,179*
March 31, 2008	321,429*	260,714*
June 15, 2008	312,407*	156,250*
December 15, 2008	1,035,714	517,857
December 15, 2009	1,000,000	500,000
December 15, 2010	1,000,000	500,000
December 15, 2011	1,000,000	500,000
December 15, 2012	843,750	265,625
Total	$5,968,657	2,765,625

* As of July 31, 2009, we have made total cash payments of $1,089,193 and issued 482,143 common shares of the Company.

Pursuant to the terms and conditions of the option agreements, we had the exclusive right to access, explore and develop the properties. All future production from the property was subject to a 3.5% royalty based on the contained metal value of ore after deduction of mining, transport and processing costs.

In February 2009, we agreed in principle with the owners of Uravan-Beck to amend the terms and conditions of the original agreement entered into on December 28, 2007. The amended terms were expected to be effective in May 2009.

To April 30, 2009, we had incurred total costs of $1,324,416 (July 31, 2008 - $1,324,416) on the Uravan-Beck properties.

We decided to terminate the agreements related to the Uravan-Beck project because we currently do not have sufficient cash on hand to continue the exploration program and to meet the cash payments requirement on the property. We do not believe that we would be able to raise the money that we would require for exploration on these properties on acceptable terms. We also believes that any potential uranium deposits that might be discovered on the property would not be commercially feasible to develop further at this time because of low market prices for uranium, and the potential of discovering enough uranium to recoup the investment in the property is low.

Our management has used its best effort to re-negotiate the terms and conditions of the option agreements with American Nuclear Fuels but the efforts to restructure were unsuccessful. On May 15, 2009, we formally terminated our master option agreement with American Nuclear Fuels as well as six lease and option agreements with individual claimholders regarding the Uravan-Beck Project. Consequently, the carrying value of the mineral interests has been written off to $nil at July 31, 2009.

Competitive Business Conditions

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

Governmental Approval and Effect of Existing or Probable Governmental Regulations on the Business

Our claims in the State of Colorado are comprised of unpatented lode mining claims located on federal land managed by the U.S. Bureau of Land Management and the Colorado Division of Reclamation Mining and Safety. Mining activities on the claims must be carried out in accordance with permits issued by the Colorado Division of Reclamation, Mining and Safety and U.S. Bureau of Land Management.

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

Costs and Effect of Compliance with Environmental Law

There are currently no costs and effects of compliance with environmental law.

Research and Development

To date, we have not undertaken any research and development.

Number of Total Employees and Number of Full-time Employees

As of October 28, 2009, we do not have any employees other than our directors, officers and contracted financial consultant, David McAdam. Our directors and officers play an important role in the running of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

Subsidiaries

We do not have any subsidiaries.

Resident Agent

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

ITEM 1A RISK FACTORS

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

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable. We currently hold 4 lode mining claims covering approximately 60 acres which we will continue to maintain in regulatory compliance. Currently we have no rights to explore, develop or mine any other properties.

Uranium prices are highly volatile. If a profitable market does not exist, we may have to cease operations.

Uranium prices have been highly volatile, and are affected by numerous international economic and political factors which Yellowcake has no control. The current spot price of $46.00 at October 12, 2009 per pound is at the same price it was on October 12, 2008, one year previously. Uranium is primarily used for power generation in nuclear power plants, and the number of customers is somewhat limited in comparison to other global commodities. The price of uranium is affected by numerous factors beyond our control, including the demand for nuclear power, increased supplies from both existing and new uranium mines, sales of uranium from existing government stockpiles, and political and economic conditions. Our company’s long-term success is highly dependent upon the price of uranium, as the economic feasibility of any ore body discovered on its properties would in large part be determined by the prevailing market price of uranium. If a profitable market does not exist, we may have to cease operations. At the present time, we have estimated the development of exploration costs exceed our forecast long term Uranium price. We may not recover our investments from the existing properties and investors could lose their entire investment in our company.

The uranium exploration and mining industry is highly competitive.

The uranium industry is highly competitive, and we are required to compete with other corporations that may have greater resources than ours. Such corporations could outbid us for potential projects or produce minerals at lower costs which would have a negative effect on our operations.

The silver exploration and mining industry is highly competitive.

The silver industry is highly competitive, and we are required to compete with other corporations that may have greater resources than ours. Such corporations could outbid us for potential projects or produce minerals at lower costs which would have a negative effect on our operations.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception (March 23, 2006) to July 31, 2009 was $19,994,488. We had cash in the amount of $31,756 as of July 31, 2009 which is not expected to meet our planned cash requirements for the ensuing year. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended July 31, 2009. Our audited financial statements for the year ended July 31, 2009 don’t include adjustments for this uncertainty. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules; which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Executive Offices

Our executive and head office is located at 720 - 999 West Broadway, Vancouver, BC, Canada V5Z 1K5. We pay CDN $2,058.35per month for rental of our principal office which consists of 900 square feet. Our landlord is MPS Executive Suites. We have prepaid our rent through February 2010.

Mineral Properties

We currently hold a 100% undivided interest in 4 located lode mining claims covering approximately 60 acres in Montrose County Colorado. These claims are not currently material to our company. We have no current exploration program planned for these claims. Due to the decrease in uranium prices to levels below the cost of anticipated production, we have put the planned exploration program on hold until uranium prices rise to a higher and sustainable level.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTC Bulletin Board under the symbol “YCKM”. The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. The bid prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock on October 28, 2009, was $0.04 per share.

Quarter Ended	Bid High	Bid Low
July 31, 2009	$0.06	$0.04
April 30, 2009	$0.08	$0.04
January 31, 2009	$0.08	$0.03
October 31, 2008	$0.19	$0.03
July 31, 2008	$0.60	$0.09
April 30, 2008	$0.83	$0.35
January 31, 2008	$1.94	$0.56
October 31, 2007	$2.35	$1.25

Transfer Agent

Our transfer agent for our common stock is Rough Stock Transfer Inc. at 5700 West Plan Parkway, Suite 100, Plano, Texas 75096. Telephone (972) 381-2782.

Holders of Common Stock

As of October 28, 2009, there were 116 holders of record of our common stock. As of such date, 55,451,425 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plans

On May 10, 2007, our board of directors approved the 2007 Stock Option Plan (the “2007 Plan”). Under the terms of the 2007 Plan, options to purchase up to 5,000,000 shares of our common stock may be granted to our officers, directors, employees and permitted consultants of our company. The 2007 Plan provides that exercise price be:

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

The following table sets forth certain information concerning all equity compensation plans previously approved by Shareholders and all previous equity compensation plans not previously approved by Shareholders, as of the fiscal year ended July 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A
Equity Compensation Plans not approved by security holders	1,600,000	$2.25	3,400,000
Total	1,600,000	$2.25	3,400,000

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On August 20, 2009, we issued 4,037,657 shares of our common stock to three creditors in settlement of the amounts owing by us to our creditors. The amounts owing were approximately $208,800, of which approximately $56,000 was owed to a consultant and $152,500 was owed to two of our directors. The consultant agreed to convert the amount owing to 1,609,086 common shares of the Company. The directors agreed to forgive the amounts of $67,500 and agreed to convert the remaining $85,000 to 2,428,571 common shares of the Company.

The 1,609,086 shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

The 2,428,571 shares were issued to two U.S. persons pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table is a summary of purchases made by or on behalf of our company or any “affiliated purchaser,” of shares or other units of any class of the our equity securities that is registered by the issuer pursuant to section 12 of the Exchange Act.

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

We are an exploration stage company. We have commenced very limited operations and we currently have no business revenue. Our assets consist of cash and cash equivalents, prepaid expenses and nominal equipment. There can be no assurance that we will generate revenues in the future or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Due to the current uranium prices, the down-turn of the world economy, financing availability and our inability to raise adequate financing, we have put all of our uranium exploration projects on hold. We will continue to monitor the uranium market financing possibilities and commercially feasible mining opportunities.

We are currently looking for exploration opportunities in precious metals. Our board members are experienced in precious metals exploration and they believe that this is the right direction for our company at this time.

Liquidity and Capital Resources

Our financial condition for the12 months ended July 31, 2009 and July 31, 2008 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	July 31, 2009	July 31, 2008
Current Assets	$48,020	$723,497
Current Liabilities	306,587	165,181
Working Capital (deficiency)	$(258,567)	$558,316

The decrease in our working capital was primarily the result of meeting our obligations to pay for our operating expenses during the year ended July 31, 2009.

Cash Flows

	12 months	12 months
	ended	ended
	July 31,	July 31,
	2009	2008
Cash flow used in operating activities	$(794,002)	(2,620,167)
Cash flow used in investing activities	174,305	(1,426,707)
Cash provided by financing activities	-	-
Net decrease in cash	$(619,697)	(4,046,874)

Cash Used in Operating Activities

During the year ended July 31, 2009 we used net cash in operating activities in the amount of $794,002 compared to $2,620,167 for the year ended July 31, 2008. The cash used in the year is primarily represented by mineral property expenditures, general administrative expenses such as travel and fees paid to our President and consultants, as well as professional fees paid in legal and audit.

Cash Used in Investing Activities

During the year ended July 31, 2009 the net cash provided in investing activities was $174,305 compared to $1,426,707 net cash used for the same period in 2008. We received a reclamation bond refund and did not pay mineral exploration expenses during the year as we have dropped the Juniper Ridge project. For the same period of 2008, we incur and paid a total of $1,296,307 in mineral exploration expenses and advances, and $130,400 in reclamation bond.

Cash Provided by Financing Activities

During the years ended July 31, 2009 and 2008, the net cash provided by financing activities was $Nil.

Cash Requirements

We are an Exploration Stage company, as defined by Financial Accounting Standards Board (“FASB”) Statement No.7 and Securities and Exchange Commission (“SEC”) Industry Guide 7. Our principle business is the acquisition and exploration of mineral property interests in the United States. We presently have 4 immaterial mining claims only. These statements have been prepared on a going concern basis, which implies that our company will continue to meet its obligations and continue its operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern. As at July 31, 2009, our company has not generated revenues and has accumulated losses of $19,994,488, since inception. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. To mitigate this risk, management plans to obtain additional equity financing if possible, or to curtail operations, thereby conserving cash resources.

We estimate that our total monthly expenses are approximately $30,000.

Current Status of Exploration Projects

Due to the current uranium prices, the down-turn of the world economy, financing availability and our inability to raise adequate financing, we have put all of our uranium exploration projects on hold. We will continue to monitor the uranium market financing possibilities and commercially feasible mining opportunities.

We are currently looking for exploration opportunities in precious metals. Our board members are experienced in precious metals exploration and they believe that this is the right direction for our company at this time.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended July 31, 2009.

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

Expenses

Our expenses for the 12 months ended July 31, 2009 and 2008 were as follows:

	12 Months Ended July 31
	2009	2008
Consulting fees	$98,266	$28,050
General and administrative	126,209	89,816
Impairment of mineral interests	1,324,417	10,357,142
Investor relations and communications	1,129	104,342
Management fees	790,062	1,050,873
Mineral property interests	308,601	1,124,316
Professional fees	212,417	348,142
Total expenses	$2,861,101	$13,102,681

Consulting fees and Management fees

Consulting and management fees represent fees paid for services provided by our officers and directors as well as our consultants and the fair values of stock option expenses. The increase in consulting fees the fiscal year ended July 31, 2009 was due to the fact that we hired a financial consultant in August 2008. A decrease in management fee during the year was primarily due to the departure of a director of the Company during the year, therefore the stock options related to this individual were forfeited and cancelled and the related expense was not recorded since the departure date. Management continues to manage these costs with respect to consulting and management fees to insure that we are maximizing its resources.

General and administrative expense

General and administration expense which includes office rent and supplies, office services and travel, increased by 40% in the fiscal year ended July 31, 2009 when compared to prior year due to the Company occupying office space for a full year in the current year.

Impairment of mineral interests expenses

We decided to terminate the agreements related to the Juniper Ridge project and the Uravan-Beck project because we believe that any potential uranium deposits that might be discovered on the properties would not be commercially feasible to develop further at this time because of low market prices for uranium, and the potential of discovering enough uranium to recoup the investment in the properties is low. In addition, we currently do not have sufficient cash on hand to continue the exploration programs and to meet the cash payments requirement on the properties. We do not believe that we would be able to raise the money that we require on acceptable terms.

Our Management has used its best effort to re-negotiate the terms and conditions of the option agreements with American Nuclear Fuels but the efforts to restructure were unsuccessful. Consequently, the carrying value of the mineral interests has been written off to $nil at April 30, 2009. On May 15, 2009, we formally terminated our master option agreement with American Nuclear Fuels as well as six lease and option agreements with individual claimholders regarding the Uravan-Beck Project.

Mineral property interests

During the fiscal year ended July 31, 2009, our expenses associated with mineral property interests decreased by 73% when compared to prior year because we managed our limited financial resources and terminated the agreements with regard to the mineral properties.

Professional fees

Professional fees include legal, accounting and audit expenses associated with keeping the company in good standing with regulatory authorities. In the fiscal year ended July 31, 2009, we incurred 39% less expense for the fiscal year ended July 31, 2008. The decrease in the periods is primarily due to The fact that the Company did not have any acquisition activity during the year and therefore reduced legal costs.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities and commitments in the normal course of business. We have not generated revenues since inception, have never paid any dividends and are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. We have historically incurred losses and have incurred an accumulated deficit of $19,994,488 as of July 31, 2009. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, confirmation of our company’s interests in the underlying properties, and the attainment of profitable operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (i) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (ii) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended July 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Recent accounting pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have an impact on the Company’s consolidated balance sheets or statements of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations. .

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The implementation of FSP 142-3 is not expected to have a material impact on the Company’s financial statements.

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of APB 14-1 is not expected to have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and is applied prospectively. The Company has evaluated subsequent events through October 28, 2009 which represents the date on which the financial statements were issued.

In June 2009, the FASB issued SFAS No.168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the effect on its financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

Application of Critical Accounting Policies

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

At July 31, 2008, we made the decision to write down our investment in the Juniper Ridge property to $1.00 due to management’s projected mid and long term uranium market pricing which we believe will be below the cost of development and extraction on these properties. At December 29, 2008, we terminated our joint venture with Strathmore Minerals, Corp and as such we have written off our investment and receivable/prepayment with respect to the Juniper Ridge property and we wrote off the net book value of $1.00 on the property for the fiscal year ended July 31, 2009. We decided to terminate the agreements related to the Uravan-Beck project because it currently does not have sufficient cash on hand to continue the exploration program and to meet the cash payments requirement on the property. We do not believe that we would be able to raise the money that we require on acceptable terms. We also believe that any potential uranium deposits that might be discovered on the property would not be commercially feasible to develop further at this time because of low market prices for uranium, and the potential of discovering enough uranium to recoup the investment in the property is low. Our management has used its best effort to re-negotiate the terms and conditions of the option agreements with American Nuclear Fuels but the efforts to restructure were unsuccessful. On May 15, 2009, we formally terminated its master option agreement with American Nuclear Fuels as well as six lease and option agreements with individual claimholders regarding the Uravan-Beck Project. Consequently, the carrying value of the mineral interests has been written off to $nil at July 31, 2009.

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (''SFAS 143''), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company will record an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our company will reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed; our company will accordingly update its assessment. As of July 31, 2009, we had not undertaken major drilling activity on our properties and had not incurred significant reclamation obligations. As such, no asset retirement obligation accrual was made in the July 31, 2009 and July 31, 2008 financial statements.

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

July 31, 2009

BDO Dunwoody LLP	600 Cathedral Place
Chartered Accountants	925 West Georgia Street
Vancouver, BC, Canada V6C 3L2
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Yellowcake Mining Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Yellowcake Mining Inc. (An Exploration Stage Company) as of July 31, 2009 and 2008, and the related statements of operations, cash flows and changes in stockholders’ equity(capital deficit) for the years then ended and for the period from inception (March 23, 2006) to July 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Yellowcake Mining Inc. at July 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from inception (March 23, 2006) to July 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an accumulated deficit of $19,994,488 at July 31, 2009 and incurred a net loss for the year then ended of $2,856,327. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(signed) “BDO Dunwoody LLP”

Chartered Accountants

Vancouver, Canada
October 28, 2009

BDO Dunwoody LLP is a Limited Liability Partnership registered in Ontario

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in US dollars)

	July 31, 2009	July 31, 2008

ASSETS

Current
Cash	$31,756	$651,453
Receivables	-	65,000
Prepaid expenses	16,264	7,044

Total current assets	48,020	723,497

Exploration advances	-	107,114
Office equipment	809	-
Mineral rights (Note 3)	-	1,324,417
Reclamation bonds (Note 10)	62,400	130,400

Total assets	$111,229	$2,285,428

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL
DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$306,587	$165,181

Stockholders’ Equity (Capital Deficit)
Common stock, 750,000,000 shares authorized with a par value of
$0.001 (issued: July 31, 2009 and 2008 - 51,413,768)	51,414	51,414
Additional paid-in capital	19,747,716	19,206,994
Deficit accumulated during the exploration stage	(19,994,488)	(17,138,161)

Total stockholders’ equity (capital deficit)	(195,358)	2,120,247

Total liabilities and stockholders’ equity (capital deficit)	$111,229	$2,285,428

Nature of operations and ability to continue as a going concern (Note 1)
Commitments (Note 8)
Subsequent Events (Note 11)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	Year Ended	Year Ended	Inception
	July 31,	July 31,	(March 23,
	2009	2008	2006) to July
			31, 2009

Expenses
Consulting fees (Note 4)	$98,266	$28,050	$473,218
General and administrative	126,209	89,816	297,246
Impairment of mineral interests (Note 3)	1,324,417	10,357,142	11,681,559
Investor relations and communication	1,129	104,342	208,877
Management fees (Notes 4 and 5)	790,062	1,050,873	3,912,217
Mineral property expenditures (Note 3)	308,601	1,124,316	2,098,338
Financing costs	-	-	709,200
Professional fees	212,417	348,142	753,712

Loss before undernoted item	(2,861,101)	(13,102,681)	(20,134,367)
Interest income	4,774	95,188	139,879

Net Loss	$(2,856,327)	$(13,007,493)	$(19,994,488)

Basic and diluted loss per share	$(0.06)	$(0.25)

Weighted average number of shares
outstanding	51,413,768	51,052,283

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

			Inception
	Year ended	Year ended	(March 23,
	July 31, 2009	July 31, 2008	2006) to
			July 31,
			2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,856,327)	$(13,007,493)	$(19,994,488)
Items not affecting cash:
Stock-based compensation	540,722	787,828	3,699,269
Write off of mineral interests	1,324,417	10,357,142	11,681,559
Changes in assets and liabilities:
Receivables	65,000	(62,511)	-
Prepaid expenses	(9,220)	63,126	(16,264)
Due to Strathmore Minerals Corp.	-	(90,421)	-
Accounts payable and accrued liabilities	141,406	(667,838)	306,587
Net cash used in operating activities	(794,002)	(2,620,167)	(4,323,337)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	-	-	5,707,495
Net cash provided by financing activities	-	-	5,707,495

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of office equipment	(809)	-	(809)
Exploration advances	107,114	(107,114)	-
Reclamation bond	68,000	(130,400)	(62,400)
Acquisition of mineral rights	-	(1,189,193)	(1,289,193)
Net cash provided by (used in) investing	174,305	(1,426,707)	(1,352,402)
activities

Change in cash, during the period	(619,697)	(4,046,874)	31,756
Cash, beginning of period	651,453	4,698,327	-

Cash, end of period	$31,756	$651,453	$31,756

Cash paid for interest during the period	$-	$-

Cash paid for income taxes during the period	$-	$-

Supplemental Disclosure with respect to Cash Flows (Note 8)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
For the Period from March 23, 2006 (Date of Inception) to July 31, 2009
(Expressed in US dollars)

	Number of common shares	Par Value	Additional Paid-in Capital	Deficit Accumulated during the Exploration Stage	Total Stockholders’ Equity (Capital Deficit)

Balance, March 23, 2006
(date of inception)	-	$-	$-	$-	$-
Shares issued:
Initial capitalization	60,000,000	60,000	(58,000)	-	2,000
Private placement	31,800,000	31,800	21,200	-	53,000
Net loss for the period	-	-	-	(9,134)	(9,134)

Balance, July 31, 2006	91,800,000	91,800	(36,800)	(9,134)	45,866
Shares issued:
Private placements	6,131,625	6,132	5,903,868	-	5,910,000
Acquisition of mineral rights	9,000,000	9,000	10,148,143	-	10,157,143
Shares returned to treasury	(56,000,000)	(56,000)	56,000	-	-
Share issue costs	-	-	(257,505)	-	(257,505)
Stock-based compensation	-	-	2,370,719	-	2,370,719
Net loss for the year	-	-	-	(4,121,534)	(4,121,534)

Balance, July 31, 2007	50,931,625	50,932	18,184,425	(4,130,668)	14,104,689
Shares issued:
Acquisition of mineral rights	482,143	482	234,741	-	235,223
Stock-based compensation	-	-	787,828	-	787,828
Net loss for the year	-	-	-	(13,007,493)	(13,007,493)

Balance, July 31, 2008	51,413,768	51,414	19,206,994	(17,138,161)	2,120,247
Stock-based compensation (Note 4)	-	-	540,722	-	540,722
Net loss for the year	-	-	-	(2,856,327)	(2,856,327)
Balance, July 31, 2009	51,413,768	$51,414	$19,747,716	$(19,994,488)	$(195,358)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009 (Expressed in US dollars)

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $19,994,488 since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009 (Expressed in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Basic and Diluted Loss Per Share

The Company computes its net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the year ended July 31, 2009, potentially dilutive common shares relating to options and warrants outstanding totalling 1,600,000 (2008 – 5,055,000) were not included in the computation of loss per share because the effect was anti-dilutive.

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

Asset retirement obligations

The Company records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets in accordance with Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. At July 31, 2009 and 2008, the Company has not accrued any asset retirement obligations.

Impairment of long-lived assets

Long-lived assets are continually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended July 31, 2009, the Company recognized an impairment of $1,324,417 in respect of one of its mineral properties (2008 - $10,357,142).

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009 (Expressed in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Income Taxes - continued

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009 (Expressed in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Recent Accounting Pronouncements - Continued

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142- 3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The implementation of FSP 142-3 is not expected to have a material impact on the Company’s financial statements.

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of APB 14-1 is not expected to have a material impact on the Company’s financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009 (Expressed in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Recent Accounting Pronouncements – Continued

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and is applied prospectively. The Company has evaluated subsequent events through October 28, 2009 which represents the date on which the financial statements were issued.

In June 2009, the FASB issued SFAS No.168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non- authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the effect on its financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009 (Expressed in US dollars)

3.	MINERAL RIGHTS – Continued

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009 (Expressed in US dollars)

3.	MINERAL RIGHTS – Continued

Beck – Continued

*As of July 31, 2009, the Company had made total cash payments of $1,089,193 and issued 482,143 common shares of the Company.

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

Management of the Company has used its best effort to re-negotiate the terms and conditions of the option agreements with American Nuclear Fuels but the efforts to restructure were unsuccessful. On May 15, 2009, the Company formally terminated its master option agreement with American Nuclear Fuels as well as six lease and option agreements with individual claimholders regarding the Beck Project. Consequently, the carrying value of the mineral interests has been written off to $nil as at July 31, 2009.

Mineral rights are summarized as follows:

	July 31, 2009	July 31, 2008

Juniper Ridge:
Opening balance	$1	$10,257,143
Option payment	-	100,000
	1	10,357,143
Write down of mineral rights	(1)	(10,357,142)
Closing balance	$-	$1

Beck:
Opening balance	$1,324,416	$-
Option payments	-	1,089,193
Issuance of 482,143 common shares	-	235,223
Write down of mineral rights	(1,324,416)	-
Closing balance	$-	$1,324,416

Total	$-	$1,324,417

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009 (Expressed in US dollars)

3.	MINERAL RIGHTS - Continued

Mineral properties expenditures are summarized as follows:

			Inception (March
	Year Ended	Year Ended	23, 2006 ) to July
	July 31, 2009	July 31, 2008	31, 2009

Juniper Ridge
Claim maintenance	$95,471	$34,798	$154,062
Camp and field supplies	-	5,776	12,309
Drilling	(2,540)	70,892	124,309
Geological and geophysical	14,183	248,835	421,936
Travel and accommodation	-	7,839	11,825
	107,114	368,140	724,441

Sky:
Claim maintenance	-	6,611	6,611
Assaying, testing and analysis	-	12,051	13,063
Camp and field supplies	-	4,470	19,459
Drilling	-	128,452	319,594
Geological and geophysical	-	49,754	136,258
Travel and accommodation	-	1,029	5,015
	-	202,367	500,000

Jeep:
Claim maintenance	-	21,979	32,077
Assaying, testing and analysis	-	951	951
Camp and field supplies	-	2,229	7,052
Drilling	-	57,946	88,344
Geological and geophysical	-	15,428	33,734
Travel and accommodation	-	1,130	5,116
	-	99,663	167,274

Beck
Claim maintenance	22,126	86,807	108,933
Assaying, testing and analysis	1,061	6,111	7,172
Camp and field supplies	2,126	630	2,756
Drilling	63,666	45,852	109,518
Geological and geophysical	97,472	165,493	262,965
Permits	566	64,305	64,871
Travel and accommodation	14,470	22,058	36,528
	201,487	391,256	592,743

Texas Database:
Geological and geophysical	-	62,890	113,880

	$308,601	$1,124,316	$2,098,338

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009 (Expressed in US dollars)

4.	COMMON STOCK

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

On February 21, 2008, the Company issued 65,179 common shares, with a fair value of $0.65 per share, pursuant to a mineral property master option agreement (Note 3). The fair value was based on the quoted market price on the date of issuance.

On April 8, 2008, the Company issued 260,714 common shares, with a fair value of $0.50 per share, pursuant to a mineral property master option agreement (Note 3). The fair value was based on the quoted market price on the date of issuance.

On July 7, 2008, the Company issued 156,250 common shares, with a fair value of $0.40 per share, pursuant to a mineral property master option agreement (Note 3). The fair value was based on the quoted market price on the date of issuance.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009 (Expressed in US dollars)

4.	COMMON STOCK (continued) Share purchase warrants

Share purchase warrant transactions are summarized as follows:

		Weighted
		Average
	Number of Share	Exercise Price

Balance at July 31, 2008 and 2007	2,955,000	$1.50
Expired	(2,955,000)	1.50
Balance July 31, 2009	-	$-

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

Stock option transactions are summarized as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Balance at July 31, 2007	2,600,000	$2.71
Granted	1,000,000	1.20
Cancelled/forfeited	(1,500,000)	2.70
Balance at July 31, 2008	2,100,000	2.00
Cancelled/forfeited	(500,000)	1.20
Balance at July 31, 2009	1,600,000	$2.25

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009 (Expressed in US dollars)

4.	COMMON STOCK (Continued) Stock Options (continued)

At July 31, 2009, the following stock options were outstanding and exercisable:

Number of		Aggregate		Number of	Aggregate
Options	Exercise	Intrinsic		Options	Intrinsic
Outstanding	Price	Value	Expiry Date	Exercisable	Value

1,000,000	$2.70	$-	March 16, 2012	750,000	$-
100,000	$3.05	$-	April 13, 2012	75,000	$-
500,000	$1.20	$-	December 3, 2012	250,000	$-
1,600,000		$-		1,075,000	$-

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.04 per share as of July 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of July 31, 2009 and 2008 was $Nil. As of July 31, 2009, 1,075,000 (2008 – 800,000) outstanding options were vested and exercisable and the weighted average exercise price was $2.38 (2008 - $2.25) . The total intrinsic value of options exercised during the years ended July 31, 2009 and 2008 was $Nil.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of July 31, 2009.

		Weighted
		Average
		Grant-Date
	Number of Options	Fair Value
Non-vested options at July 31, 2007	1,950,000	$2.26
Granted	1,000,000	$0.57
Vested	(525,000)	$1.08
Cancelled/forfeited	(1,125,000)	$2.19

Non-vested options at July 31, 2008	1,300,000	$1.51
Vested	(525,000)	$1.48
Cancelled/forfeited	(250,000)	$0.60

Non-vested options at July 31, 2009	525,000	$1.48

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009 (Expressed in US dollars)

4.	COMMON STOCK (Continued)

Stock Options (continued)

At July 31, 2009, there was unamortized compensation expense of $114,660 relating to the outstanding unvested options. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.69 years.

Stock-based Compensation

Total stock based compensation recognized during the year ended July 31, 2009 in respect of options granted in prior periods was $540,722 (2008 - $787,828) which has been recorded in the Statements of Operations with corresponding additional paid-in capital recorded in stockholders’ equity as follows:

			Inception
			(March 23,
	Year Ended	Year Ended	2006) to July
	July 31, 2009	July 31, 2008	31, 2009

Expenses (recovery):
Consulting fees	$(9,340)	$(68,160)	$223,137
Management fees	550,062	855,988	3,476,132
Total stock-based compensation expense	$540,722	$787,828	$3,699,269

The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted:

Year Ended
July 31, 2008

Risk-free interest rate	2.69% - 4.59%
Expected life of options (years)	3.96 -5.00
Expected volatility	119% - 206%
Dividend rate	0%

5.	RELATED PARTY TRANSACTIONS

The Company paid or accrued management fees of $Nil to a former officer of the Company (2008 - $40,340) and $240,000 to two directors of the Company (2008 - $154,545) during the year ended July 31, 2009. At July 31, 2009, included in accounts payable and accrued liabilities was $152,500 owed to directors for management fees (2008 - $10,000). These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009 (Expressed in US dollars)

6.	FINANCIAL INSTRUMENTS

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

7.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

For the year ended July 31, 2009, the Company did not have non-cash transactions in investing and financing activities.

For the year ended July 31, 2008, the Company issued a total of 482,143 common shares at a value of $253,223 pursuant to a mineral property master option agreement (Note 3).

8.	COMMITMENTS

The Company entered into an office lease agreement for a one year term that commenced on February 15, 2009 at rent of $2,058 per month in Canadian Dollars (Approximately $1,900).

9.	RECLAMATION BONDS

On May 7, 2009 the Company remitted $62,400 to the State of Colorado Department of Mined Land Reclamation and Safety, in order to replace $130,400 of existing reclamation bonds received by the Company. The Company confirmed with the State that the approved remediation process had been completed on some of the Company’s site exploration activities. The process will result in the Company receiving $130,400 from the State and will hold $62,400 in reclamation bonds over existing properties in Colorado. The Company will apply for the return of these funds once the State has inspected the properties to insure that the Company has completed all of the required remediation on site exploration. The Company expects to make application early in 2010.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009 (Expressed in US dollars)

10.	INCOME TAXES

The significant components of the Company's future income tax assets are as follows:

	July 31, 2009	July 31, 2008

Deferred income tax assets:
Non-capital loss carry forwards	$614,200	$382,000
Resource expenditures	4,685,000	4,130,000
Valuation allowance	(5,299,200)	(4,512,000)

Net deferred income tax assets	$-	$-

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	Year Ended	Year Ended
	July 31, 2009	July 31, 2008

Loss for the year	$(2,856,000)	$(13,007,000)
Statutory rate	34.0%	34.0%
Expected tax recovery	(971,000)	(4,423,000)
Permanent difference	183,800	268,000
Increase in valuation allowance	787,200	4,155,000

Income taxes expense	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax asset has been established at both July 31, 2009 and July 31, 2008.

The Company has available for deduction against future taxable income non-capital losses of approximately $1,806,000 in the United States. These losses, if not utilized, will expire through 2029.

The Company is in arrears on filing its statutory income tax returns. The Company expects to have net operating loss carry forwards to offset taxable income. Future income tax assets as of July 31, 2009 and 2008 consist primarily of the tax effect of net operating loss carry forwards and resource expenditures. The availability of these amounts is subject to examination in the United States and various state jurisdictions for periods since inception in 2006.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009 (Expressed in US dollars)

11.	SUBSEQUENT EVENTS

Subsequent to July 31, 2009 the Company settled payables of approximately $152,500 with its officer and a director of the Company. Pursuant to the arrangements, the individuals forgave approximately $67,500 in payables and agreed to convert the remaining $85,000 to the common shares of the Company. As the payables were due to the officers and directors of the Company, the debt forgiveness will be recorded as an additional paid in capital. In addition, the Company also settled a payable of approximately $56,310 with a consultant of the Company by converting the payable into the common shares of the Company. On August 20, 2009, the Company issued a total of 4,037,657 shares of common stock to settle the amounts owing. The common share was issued at $0.035 per share, the quoted market price of the share at the date of issuance.

On September 1, 2009, the Company entered into a Letter of Intent, with AuEx Ventures Inc., (“AuEx”), an unrelated party, whereby the Company has agreed to acquire from AuEx the exclusive right and option to enter into an Exploration Earn-In Agreement (“Agreement”) prior to November 1, 2009. Upon signing the Agreement, the Company will pay $250,000 to AuEx. To receive the undivided 70% interest in the Trinity Silver Project (the “Property”), the Company is required to spend a minimum of $5,000,000 over a six-year period on the Property and complete a bankable feasibility study.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

We have engaged the firm of BDO Dunwoody LLP., as of June 1, 2007. During the last two fiscal years and subsequent interim periods preceding their engagement, BDO Dunwoody LLP was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our principal executive and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, management concluded that as of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were not effective.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of July 31, 2009.

Based on its evaluation under the framework in Internal Control—Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of July 31, 2009, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this evaluation, our management concluded that as of the end of the fiscal year covered by this report on Form 10-K, we have the following material weaknesses in our internal control over financial reporting:

(i)	Lack of a sufficient number of independent directors for our board and audit committee. As a publicly- traded company, we should strive to have a majority of our board of directors be independent;

(ii)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the fiscal year ended July 31, 2009, we had limited staff at our executive office in Vancouver, British Columbia that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;

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

The full list of these weaknesses was discovered by our management during the performance of its evaluation of our disclosure controls and procedures and internal control over financial reporting as described above. Some of these weaknesses were known to our management previously. Our management believes that these weaknesses have existed in our company since our change in control that began on or about January 16, 2007, when we had a change of directors, officers and control persons.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

During the fiscal year ended July 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

On the dates indicated we implemented the following measures, which did not impact our material weaknesses in internal control over financial reporting:

(a)	We engaged a professional accounting firm to provide assistance in the review of stock based compensation expense calculation on May 1, 2008;

(b)	We engaged a professional accounting firm to assist in the accounting of income taxes on May 1, 2008;

(c)	We engaged a professional accounting firm to assist in the preparation of financial statements on May 1, 2008; and

(d)	We implemented a policy to formally document all decisions made by the board in a timely manner on May 1, 2008.

Plan for Remediation of Material Weaknesses

Although the changes we have made have remedied in part, the weaknesses listed under (iii)(iv)(v) and (vi) listed above, we continue to have all of the weaknesses as described above. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate our material weaknesses when we are able to do so financially and when the timing is appropriate for our company. We do not know what further measures we will take, when we will take them or how much they will cost.

Attestation Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B OTHER INFORMATION

Letter of Intent for Option Agreement – Trinity Silver Project

On September 1, 2009 we announced the signing of a letter of intent to enter into an Exploration Earn-in agreement with AuEx Ventures, Inc. for the Trinity Silver property, located in Pershing County, Nevada.

The property consists of 59 unpatented mining claims and 5,040 acres of fee land, about 5,800 acres in total. It is located about 25 miles northwest of the Rochester Silver Mine, one of the largest silver mines in the US and about 10 miles southeast of the Seven Troughs gold district.

Once the Earn In Agreement is executed, to be completed by November 1, 2009, we can acquire an undivided 70% interest in the Trinity Silver property during a six-year period in consideration of i) total cash payments of $250,000, before November 1, 2009 for partial reimbursement of the Newmont buyout by AuEx and ii) a total of $5,000,000 in exploration expenditures by August 20, 2014, including a minimum of $500,000 in the first year (firm commitment). iii) on the 1st anniversary of the agreement, pay to AuEx a second payment of $250,000 fulfilling reimbursement to AuEx for completion of the Newmont buyout.

To acquire the 70% interest, we must spend a cumulative US$5,000,000 in exploration and development work on the property by August 20, 2014, in accordance with the following schedule:

-----------------------------------------------------------
Year 2: US$1,500,000 by August 20 2010
-----------------------------------------------------------
Year 3: US$2,500,000 by August 20 2011
-----------------------------------------------------------
Year 4: US$3,500,000 by August 20 2012
-----------------------------------------------------------
Year 5: US$4,500,000 by August 20 2013
-----------------------------------------------------------
Year 6: US$5,000,000 by August 20 2014 and,
-----------------------------------------------------------
Minimum work obligation $500,000 per year thereafter year 6
-----------------------------------------------------------

We may terminate this Agreement to acquire a beneficial interest in the Property at any time by giving not less than 30 days prior written notice to that effect to the AuEx, except that we must complete the Year 1 $500,000 work expenditure requirement prior to giving AuEx notice of termination. Upon expiry of the said 30 day notice period and on receipt of such notice by the AuEx, or if the Agreement is terminated pursuant to any other provision of this Agreement, the Agreement will be of no further force and effect. At any time, we may, at its option, terminate its interest in certain of the claims so long as those claims are returned to AuEx in good standing by August 1st of the year in which they are dropped. Should we terminate our interest prior to vesting the 70% interest but having incurred $3,000,000 or more in expenses, we shall be entitled to a 4% net smelter net smelter royalty capped at twice our expenditures.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at October 28, 2009, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
William Tafuri	President, CEO, CFO, Secretary, Treasurer and Director	68	January 16, 2007
H. Richard Klatt	Director	71	February 9, 2007
James Malone	Director	63	December 3, 2007

Certain Significant Employees

Where the registrant employs persons such as production managers, sales managers, or research scientists who are not executive officers but who make or are expected to make significant contributions to the business of the registrant, such persons shall be identified and their background disclosed to the same extent as in the case of executive officers. Such disclosure need not be made if the registrant was subject to section 13(a) or 15(d) of the Exchange Act or was exempt from section 13(a) by section 12(g)(2)(G) of such Act immediately prior to the filing of the registration statement, report, or statement to which this Item is applicable.

We have no employees other than our executive officer.

Business Experience

The following is a brief account of the education and business experience of directors, executive officers and significant employees during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

William Tafuri

Mr. Tafuri is a registered professional geologist. Mr. Tafuri has over thirty five years of diverse mining experience in precious and base metals, including management positions for major international mining companies.

Since 2005, Mr. Tafuri has served as the Vice President and Director of Operations for Centrasia Mining Corp, now know as Kola Ming Corp. listed on the TSX-Venture Exchange (TSX-V: KM). During this time he has managed and evaluated exploration projects throughout Central Asia.

Since 2001, Mr. Tafuri has served as a consultant providing geologist services. During this time he managed exploration projects in the Western US. Additionally, he served as a consultant to private investors, evaluating mining properties in Kazakhstan, Kyrgyz Republic and the Russian Federation.

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

James Malone

James Malone has more than 41 years of experience in the nuclear power industry. Mr. Malone is Vice President, Nuclear Fuels for Exelon Generation since 1999. Mr. Malone is a member of the American Nuclear Society and is Past Chairman, Fuel Cycle Waste Management Division. Mr. Malone spent several years at SWUCO, Inc. as a SWU broker. Prior to SWUCO he was Manager of Economic Analysis at Yankee Atomic. Mr. Malone began his career in nuclear power as an engineer in the utility reactor core analysis section of the nuclear engineering department of United Nuclear Corporation. Mr. Malone received a B.S. in chemical engineering (nuclear), 1968 from Manhattan College, Bronx, New York and an M.B.A. in 1972 (Graduate School of Business Award for Academic Excellence) at the Iona College, New Rochelle, New York.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Our directors, executive officers, or control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Corporate Governance

We currently act with three directors consisting of William Tafuri, Richard Klatt and James Malone. We have determined that Richard Klatt and James Malone are independent directors as defined by Nasdaq Marketplace Rule 4200(a)(1.5).

Transactions with Independent Directors

Other than as set out below, none of our independent directors entered into any transaction, relationship or arrangement, since the beginning of our year ended July 31, 2008, or in any currently proposed transaction, that was considered by our board of directors in determining whether the director maintained his independence in accordance with Nasdaq Marketplace Rule 4200(a)( 1 5 ).

In consideration for acting as board members, we have agreed to reimburse Messrs. Klatt and Malone for out of pocket expenses incurred for attending board meetings. As additional consideration, we have granted to each of Messrs. Klatt and Malone, stock options to purchase up to 500,000 shares of the Company’s common stock exercisable at a price of $1.20 per share until December 3, 2012, which options vest according to the stock option agreement. The options are issued in accordance with the Company’s 2007 Stock Option Plan.

Committees of the Board

Audit Committee and Audit Committee Financial Expert

We have an audit committee and audit committee charter. Our audit committee is not independent as the term is used in Nasdaq Marketplace Rule 4200(a)(15), as amended and is presently comprised of H. Richard Klatt and William Tafuri. A copy of our audit committee charter is attached to this Annual Report. The Audit Committee represents the Board of Directors in discharging its responsibility relating to the accounting, reporting and financial practices of the Company and its subsidiaries, and has general responsibility for oversight of internal controls, accounting and audit activities and legal compliance of the Company and its subsidiaries. However, the Audit Committee’s function is one of oversight only and shall not relieve the Company’s management of its responsibilities for preparing financial statements which accurately and fairly present the Company’s financial results and conditions or the responsibilities of the independent accountants relating to the audit or review of financial statements.

Currently we do not have a member in our Board of Directors who is considered as an “audit committee financial expert” as defined in SEC Release No. 33-8 177 SEC. II(A)(4)(c). The audit committee met four times during fiscal year ended July 31, 2009.

Since the commencement of our most recently completed fiscal year, we have not required any non-audit services to be provided by our auditor.

Nominating Committee

We have nominating committee. Our nominating committee is presently comprised of H. Richard Klatt and William Tafuri. H. Richard Klatt is an independent director as the term is used in Nasdaq Marketplace Rule 4200(a)(15). A copy of our nominating committee charter is an exhibit to this registration statement. The purpose of the Committee is to:

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

3	Develop and recommend to the Board corporate governance principles applicable to the Company.

4.	Annually assess the performance of the Board.

5.	Take such other actions within the scope of this Charter as the Board may assign to the Committee from time to time or as the Committee deems necessary or appropriate.

The Committee will primarily fulfill these responsibilities by carrying out the activities enumerated in Section VII below of this Charter.

The basic responsibility of the directors of the Committee is to exercise their business judgment to act in what they reasonably believe to be in the best interests of the Company and its shareholders. In discharging that responsibility, the Committee should be entitled to rely on the honesty and integrity of the Company’s senior executives and its outside advisors and auditors, to the extent it deems necessary or appropriate. The nominating committee met once during the fiscal year ended July 31, 2009.

Nomination of Directors by Shareholders

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. Our directors believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, William Tafuri, at the address appearing on the first page of this annual report.

Compensation Committee

We do not have a compensation committee, or a committee that performs similar function.

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached to this report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2009, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following :

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
William Tafuri H. Richard Klatt	Nil Nil	Nil Nil	Nil Nil
Siegfried Muessig James Malone	Nil Nil	Nil Nil	Nil Nil

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer (the “PEO”);

(b)	our principal financial officer (the “PFO”);

(c)	our three most highly compensated executive officers other than the PEO and the PFO who were serving as executive officers at the end of the last completed fiscal year; and

(d)

up to two additional individuals for whom disclosure would have been provided under (c) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended July 31, 2009 and 2008, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards [1] ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
William Tafuri President, CEO, CFO, Secretary Treasurer, and Director	2009 2008	Nil Nil	Nil Nil	Nil Nil	184,144 414,798	Nil Nil	Nil Nil	Nil Nil	184,144 414,798

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards [1] ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Hamish Malkin [2] former CFO	2009 2008	Nil Nil	Nil Nil	Nil Nil	Ni Nil	Nil Nil	Nil Nil	Nil 40,340	Nil 40,340

1 The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 5 to our financial statements included in this Annual Report.

2 Mr. Malkin resigned as a director and officer on April 2, 2008

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

Employment Agreements

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

Outstanding Equity Awards for Executive Officers at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of July 31, 2009.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
William Tafuri	375,000	125,000	Nil	2.7	March 16, 2012	Nil	Nil	Nil	Nil
Richard Klatt	375,000	125,000	Nil	2.7	March 16, 2012	Nil	Nil	Nil	Nil
James Malone	250,000	250,000	Nil	1.2	December 3, 2012	Nil	Nil	Nil	Nil

Option exercises and stock vested table.

None of our directors, officers or employees has exercised their stock options.

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
William Tafuri	Nil	Nil	Nil	Nil
H. Richard Klatt	Nil	Nil	Nil	Nil
Siegfried Muessig	Nil	Nil	Nil	Nil
James Malone	Nil	Nil	Nil	Nil

Compensation of Directors

The table below shows the compensation of our directors for our last completed fiscal year ended July 31, 2009:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
William Tafuri	120,000	Nil	Nil	Nil	Nil	Nil	120,000
H. Richard Klatt	120,000	Nil	184,144	Nil	Nil	Nil	304,144
Siegfried Muessig	Nil	Nil	72,912	Nil	Nil	Nil	72,912
James Malone	Nil		108,893	Nil	Nil	Nil	108,893

During the fiscal year ended July 31, 2009, there were no standard or other arrangements pursuant to which any of our directors were compensated for services provided in their capacity as directors.

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

Outstanding equity awards for Directors at fiscal year-end

The following table sets forth for each director certain information concerning the outstanding equity awards as of July 31, 2009.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
William Tafuri	375,000	125,000	Nil	2.70	March16, 2012	Nil	Nil	Nil	Nil
H. Richard Klatt	375,000	125,000	Nil	2.70	March 16, 2012	Nil	Nil	Nil	Nil
Siegfried Muessig	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
James Malone	250,000	250,000	Nil	1.20	December 3, 2012	Nil	Nil	Nil	Nil

Aggregated Options Exercised in the Year Ended July 31, 2009 and Year End Option Values

There were no stock options exercised during the year July 31, 2009.

Re-pricing of Options/SARS

We did not re-price any options previously granted during the year ended July 31, 2009.

Long-Term Incentive Plans

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

The 2007 Plan is administered by our Board of Directors or by a committee of two or more non-employee directors appointed by our Board of Directors (the “Plan Administrator”). Subject to the provisions of the 2007 Plan, the Plan Administrator has full and final authority to grant the awards of stock options and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto. Options granted under the 2007

Plan may be either “incentive stock options,” which qualify for special tax treatment under the Internal Revenue Code of 1986, as amended, (the “Code”), nonqualified stock options or restricted shares.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities authorized for issuance under equity compensation plans as at July 31, 2009

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	N/A	N/A
Equity compensation plans not approved by security holders	1,600,000	$2.25	3,400,000
Total	1,600,000	$2.25	3,400,000

In the following tables, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholders, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

Security ownership of certain beneficial owners

	Name and address of	Amount and nature of		Percent of
Title of class	beneficial owner	beneficial ownership		class [1]
common stock	Juniper Ridge LLC	9,000,000 [2]	indirect	17.51%
	2420 Watt Ct.
	Riverton WY 82501

Security ownership of management

	Name and address of	Amount and nature of		Percent of
Title of class	beneficial owner	beneficial ownership		class[1]
common stock	H. Richard Klatt	1,560,714 [3]	Direct	2.81%
	951 East 8800
	South Sandy, UT 84094
common stock	James Malone	125,000 [4]	Direct	0.23%
	1474 Radcliff Lane
	Aurora, IL 60502
common stock	William Tafuri	3,867,857[5]	Direct	6.98%
	5020 N. Silver Springs Road
	Park City, UT 84098
common stock	Directors and Officers as a	5,553,571		10.02%
	group

1  Based on 55,451,425 shares of common stock issued and outstanding as of October 19, 2009
2  Strathmore Minerals Corp. holds voting and dispositive power over these shares.
3  Includes 1,185,714 shares of common stock and 375,000 stock options exercisable within 60 days
4  Includes 125,000 stock options exercisable within 60 days
5  Includes 3,492,857 shares of common stock and 375,000 stock options exercisable within 60 days

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of the period ended April 30, 2009, or in any currently proposed transaction, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

On April 24, 2007, we entered into an Employment Agreement with Hamish Malkin. Pursuant to the Employment Agreement we have agreed to pay Mr. Malkin the sum of $3,000 per month and to grant Mr. Malkin, 200,000 incentive stock options at an exercise price of $3.00 per share, exercisable for a period of five years. During the year ended July 31, 2008, the employment and stock options agreement with Hamish Malkin had been terminated.

We entered into, and have since terminated, joint venture agreements with Strathmore Minerals Corp. and its US subsidiary Strathmore Resources (US) Ltd. for the acquisition of our interests in the Jeep, Sky and Juniper Ridge Projects described above under “ITEM 2. PROPERTIES” beginning on page 9. Strathmore presently holds 9,000,000 shares of our common stock representing 17.7% of our issued and outstanding common stock. David Miller, a former member of our board of directors also serves as President, Chief Operating Officer and as a Director of Strathmore Minerals Corp.

For the fiscal year ended July 31, 2009, we paid or accrued management fees of $Nil (2008 - $40,340) to Mr. Hamish Malkin and $240,000 (2008 - $154,545) to Mr. Dick Klatt and Mr. William Tafuri. As of July 31, 2009, we owed $152,500 to Mr. William Tafuri and Mr. Dick Klatt for management fees. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties. On August 20, 2009, Mr. William Tafuri and Mr. Dick Klatt forgave a portion of the payables to the Company and converted the remaining amounts owing to common shares of the Company.

We have granted to each of Messrs. Muessig and Malone, stock options to purchase up to 500,000 shares of the Company’s common stock exercisable at a price of $1.20 per share until December 3, 2012, which options vest according to the stock option agreement. The options are issued in accordance with the Company’s 2007 Stock Option Plan. Mr. Muessig resigned effective February 11, 2009 and as such his options granted Mr. Muessig were forfeited and cancelled.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the period ended July 31, 2009 and July 31, 2008, the aggregate fees billed by BDO Dunwoody LLP for professional services rendered for the audit of our financial statements were:

	Year Ended	Year Ended
Fees	July 31, 2009	July 31, 2008
Audit Fees	$32,570	$40,860
Audit Related Fees	-	-
Tax Fees	7,675	-
Other Fees	31,335*	-
Total Fees	$71,580	$40,860

*Fees related to the review of the quarterly financial statements and the SEC letters

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditor

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

3.5	Amended and Restated Bylaws (attached as an exhibit to our current report on Form 8-K, filed on September 18, 2008)
5.1	Legal Opinion of Clark Wilson LLP (attached as an exhibit to our Form S-1 filed on September 15, 2008)
10.1	Letter of intent between our company and Strathmore Minerals Corp. dated January 29, 2007 (attached as an exhibit to our current report on Form 8-K, filed on January 30, 2007)
10.2	Form of Overseas Subscription Agreement (attached as an exhibit to our current report on Form 8-K, filed on February 22, 2007)
10.3	Form of US Subscription Agreement (attached as an exhibit to our current report on Form 8-K, filed on February 22, 2007)
10.4	Option and Joint Venture Agreement dated March 14, 2007 between our company and Strathmore Minerals Corp. (attached as an exhibit to our current report on Form 8-K, filed on March 16, 2007)
10.5	Letter of Intent dated April 5, 2007 between our company and Strathmore Minerals Corp. (attached as an exhibit to our current report on Form 8-K, filed on April 10, 2007)
10.6	Letter of Intent dated April 12, 2007 between our company and Strathmore Minerals Corp. (attached as an exhibit to our current report on Form 8-K, filed on April 19, 2007)
10.7	Investor Relations Agreement with Carson Seabolt dated June 15, 2007 (attached as an exhibit to our current report on Form 8-K, filed on July 12, 2007)
10.8	Amended Letter of Intent with Strathmore Resources (US) Ltd. dated July 23, 2007 regarding the Jeep Project (attached as an exhibit to our current report on Form 8-K, filed on July 31, 2007)
10.9	Amended Letter of Intent with Strathmore Resources (US) Ltd. dated July 23, 2007 regarding the Sky Project (attached as an exhibit to our current report on Form 8-K, filed on July 31, 2007
10.10	Stock Option Plan (attached as an exhibit to our current report on Form 8-K, filed on July 31, 2007)
10.11

Form of Master Agreement Concerning Lease and Option for Purchase and Sale of Mining Properties (Mining Claims, Montrose County, Colorado) (attached as an exhibit to our current report on Form 8-K filed on January 7, 2008)

10.12	Limited Liability Company Operating Agreement dated effective December 31, 2007 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on May 1, 2008)
10.13	Jeep Project Termination Agreement dated April 21, 2008 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on May 1, 2008)
10.14	Sky Project Termination Agreement dated April 21, 2008 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on May 1, 2008)

Exhibit Number	Description
10.15	Juniper Ridge Project Termination Agreement dated December 29, 2008 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on January 2, 2009)
10.16	American Nuclear Fuels (Colorado) LLC Standstill Agreement dated March 16, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on March 23, 2009)
10.17	Relinquishment and Surrender of Lease and Option with Beckworth Corporation dated May 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 15, 2009)
10.18

Relinquishment and Surrender of Lease and Option with Energy Venture LLC and Uravan Land and Cattle Company LLC dated May 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 15, 2009)

10.19	Relinquishment and Surrender of Lease and Option with Bruce L. Beck dated May 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 15, 2009)
10.20	Relinquishment and Surrender of Lease and Option with Bedrock Development Corp. dated May 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 15, 2009)
10.21	Relinquishment and Surrender of Lease and Option with Eagle Venture Group LLC dated May 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 15, 2009)
10.22	May 15, 2009 letter to American Nuclear Fuels (Colorado) LLC terminating the master agreement (attached as an exhibit to our quarterly report on Form 10-Q filed on June 15, 2009)
10.23*	September 1, 2009 Letter of Intent with AuEx, Inc.
14.1	Code of Ethics (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)
16.1	Letter on change in certifying accountant (attached as an exhibit to our current report on Form 8-K, filed on June 14, 2007 and amended on July 12, 2007)
31.1*	Section 302 Certification under Sarbanes-Oxley Act Of 2002
32.1*	Section 906 Certification under Sarbanes- Oxley Act Of 2002
99.1	Audit Committee Charter (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)
99.2	Nominating Committee Charter (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YELLOWCAKE MINING INC.

By:

/s/ William Tafuri
William Tafuri
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: October 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William Tafuri
William Tafuri
President, Chief Executive Officer Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: October 29, 2009

/s/ H. Richard Klatt
H. Richard Klatt
Director
Date: October 29, 2009

/s/ James Malone
James Malone
Director
Date: October 29, 2009