Form 10-Q
period 2009-10-31
YELLOWCAKE MINING INC.
filed 2010-01-21
CIK 1375483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2009

or

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

ii

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,335,576 shares of common stock are issued and outstanding as of January 11, 2010.

iii

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

ITEM 1 FINANCIAL STATEMENTS

YELLOWCAKE MINING INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(unaudited)

(Expressed in United States Dollars)

October 31, 2009

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in US dollars)

	October 31, 2009
	(unaudited)	July 31, 2009

ASSETS

Current
Cash	$15,538	$31,756
Prepaid expenses	10,264	16,264

Total current assets	25,802	48,020

Office equipment	809	809
Reclamation bonds (Note 8)	62,400	62,400

Total assets	$89,011	$111,229

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL
DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$145,818	$306,587

Stockholders’ Equity (Capital Deficit)
Common stock, 750,000,000 shares authorized with a par value of
$0.001 (issued: October 31- 55,335,576 July 31, 2009- 51,413,768)	55,336	51,414
Additional paid-in capital	20,014,637	19,747,716
Deficit accumulated during the exploration stage	(20,126,780)	(19,994,488)

Total capital deficit	(56,807)	(195,358)

Total liabilities and capital deficit	$89,011	$111,229

Nature of operations and ability to continue as a going concern (Note 2)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in US dollars)
(unaudited)

	Three	Three	Inception
	months	months	(March 23,
	ended	ended	2006) to
	October 31,	October 31,	October 31,
	2009	2008	2009

Expenses
Consulting fees (Note 5)	$12,138	$26,086	$485,356
General and administrative	18,078	32,979	315,324
Impairment of mineral interests	-	-	11,681,559
Investor relations and communication	756	-	209,633
Management fees (Notes 5 and 6)	98,569	261,567	4,010,786
Mineral property expenditures (Note 4)	(9,980)	225,722	2,088,358
Financing costs	-	-	709,200
Professional fees	12,731	47,458	766,443

Loss before undernoted items	(132,292)	(593,812)	(20,266,659)
Interest income	-	885	139,879

Net Loss	$(132,292)	$(592,927)	$(20,126,780)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares
outstanding	54,483,009	51,413,768

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(unaudited)

	Three months	Three months	Inception
	ended	ended	(March 23,
	October 31,	October 31,	2006) to
	2009	2008	October 31,
			2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(132,292)	$(592,927)	$(20,126,780)
Items not affecting cash:
Stock-based compensation	66,080	193,936	3,765,349
Write off of mineral interests	-	-	11,681,559

Changes in assets and liabilities:			-
Receivables	-	65,000	-
Prepaid expenses	6,000	(7,627)	(10,264)
Due to Strathmore Minerals Corp.	-	-	-
Accounts payable and accrued liabilities	43,994	(91,069)	350,581
Net cash used in operating activities	(16,218)	(432,687)	(4,339,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	-	-	5,707,495
Net cash provided by financing activities	-	-	5,707,495

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of office equipment	-	-	(809)
Exploration advances	-	24,235	-
Reclamation bond	-	-	(62,400)
Acquisition of mineral rights	-	-	(1,289,193)
Net cash provided by (used in) investing	-	24,235	(1,352,402)
activities

Increase (decrease) in cash, during the period	(16,218)	(408,452)	15,538
Cash, beginning of period	31,756	651,453	-

Cash, end of period	$15,538	$243,001	$15,538

Cash paid for interest during the period	$-	$-

Cash paid for income taxes during the period	$-	$-

Supplemental Disclosure with respect to Cash flows (Note 9)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
For the Period from March 23, 2006 (Date of Inception) to October 31, 2009
(Expressed in US dollars)
(unaudited)

	Number of common shares	Par Value	Additional Paid-in Capital	Deficit Accumulated during the Exploration Stage	Total Stockholders’ Equity (Capital Deficit)

Balance, March 23, 2006
(date of inception)	-	$-	$-	$-	$-
Shares issued:
Initial capitalization	60,000,000	60,000	(58,000)	-	2,000
Private placement	31,800,000	31,800	21,200	-	53,000
Net loss for the period	-	-	-	(9,134)	(9,134)

Balance, July 31, 2006	91,800,000	91,800	(36,800)	(9,134)	45,866
Shares issued:
Private placements	6,131,625	6,132	5,903,868	-	5,910,000
Acquisition of mineral rights	9,000,000	9,000	10,148,143	-	10,157,143
Shares returned to treasury	(56,000,000)	(56,000)	56,000	-	-
Share issue costs	-	-	(257,505)	-	(257,505)
Stock-based compensation	-	-	2,370,719	-	2,370,719
Net loss for the year	-	-	-	(4,121,534)	(4,121,534)

Balance, July 31, 2007	50,931,625	50,932	18,184,425	(4,130,668)	14,104,689
Shares issued:
Acquisition of mineral rights	482,143	482	234,741	-	235,223
Stock-based compensation	-	-	787,828	-	787,828
Net loss for the year	-	-	-	(13,007,493)	(13,007,493)

Balance, July 31, 2008	51,413,768	51,414	19,206,994	(17,138,161)	2,120,247
Stock-based compensation	-	-	540,722	-	540,722
Net loss for the year	-	-	-	(2,856,327)	(2,856,327)
Balance, July 31, 2009	51,413,768	51,414	19,747,716	(19,994,488)	(195,358)
Shares issued for debt	3,921,808	3,922	200,841		204,763
Stock-based compensation (Note 5)			66,080		66,080
Net loss for the period				(132,292)	(132,292)
Balance, October 31, 2009	55,335,576	$55,336	$20,014,637	$(20,126,780)	$(56,807)

The accompanying notes are an integral part of these financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009 (Expressed in US dollars)
(unaudited)

1.	BASIS OF PRESENTATION

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended July 31, 2009. The results of operations for the three-month period ended October 31, 2009 are not necessarily indicative of the results to be expected for the year ending July 31, 2010.

2.	NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

The Company was incorporated in the State of Nevada on March 23, 2006 under the name Hoopsoft Development Corp. The Company entered into an agreement and plan of merger (the “Merger Agreement”) dated January 9, 2007 with Yellowcake Mining Inc., a Nevada corporation and wholly-owned subsidiary of Hoopsoft Development Corp., incorporated for the sole purpose of effecting the merger. Pursuant to the terms of the Merger Agreement, Yellowcake Mining Inc. merged with and into Hoopsoft Development Corp., with Hoopsoft Development Corp. carrying on as the surviving corporation under the name “Yellowcake Mining Inc.” The Company is an Exploration Stage Company, as defined by the FASB Accounting Standards Codification (ASC) ASC 915 “Development Stage Enterprises”.

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $20,126,780 since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

FASB Accounting Standards Codification — Effective for interim and annual periods ending after September 15, 2009, the FASB has defined a new hierarchy for U.S. GAAP and established the FASB Accounting Standards Codification (ASC) as the sole source for authoritative guidance to be applied by nongovernmental entities. The adoption of the ASC changes the manner in which U.S. GAAP guidance is referenced, but it does not have any impact on our financial position or results of operations

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009 (Expressed in US dollars)
(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In April 2009, the FASB issued additional disclosure requirements related to fair values, which are included in ASC 820, “Interim Disclosures about Fair Value of Financial Instruments.” The provisions require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in the annual financial statements. The required disclosures were effective for interim reporting periods ending after June 15, 2009. The adoption of the provision did not have a material impact on the Company’s statements of financial position, results of operations and cash flows.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” or ASU 2009-05, which amends ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 805-10 “Business Combinations” to business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before the effective date. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.

In December 2007, the FASB also issued ASC 810-10, “Non-controlling Interests in Consolidated Financial Statements”. ASC 810-10 will change the accounting and reporting for minority interests, which will be re- characterized as non-controlling interests and classified as a component of equity. ASC 810-10 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. ASC 810- 10 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

In March 2008, the FASB issued guidance included ASC 815-10 “Derivative and Hedging” which seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for and how derivatives affect a company’s financial position, financial performance and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application of the standard was encouraged, as well as comparative disclosures for earlier periods at initial adoption. The adoption of the provision did not have a material effect on the Company’s financial statements.

In May 2009, the FASB issued ASC No. 855 “Subsequent Events”. ASC No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC No. 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC No. 855 was effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events through January 14, 2010 which represents the date on which the interim financial statements were issued.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009 (Expressed in US dollars)
(unaudited)

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009 (Expressed in US dollars)
(unaudited)

4.	MINERAL RIGHTS – Continued

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

On September 1, 2009, the Company signed a Letter of Intent (“LOI”) with AuEx Ventures Inc. (“AuEx”), an unrelated company, whereby the Company would acquire the exclusive right and option to enter into an Exploration Earn-in Agreement to acquire a 70% undivided interest in the Trinity Silver Property. As consideration, the Company would pay AuEx $250,000 upon signing of the LOI and would incur a minimum exploration expenditure of $5,000,000 over a six-year period. On December 31, 2009, both parties agreed to terminate the LOI.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009 (Expressed in US dollars)
(unaudited)

4.	MINERAL RIGHTS - Continued

Mineral properties expenditures are summarized as follows:

	Three months	Three months
	ended	ended	Inception (March
	October 31,	October 31,	23, 2006) to
	2009	2008	October 31, 2009

Juniper Ridge
Claim maintenance	$-	$25,933	$154,062
Camp and field supplies	-	-	12,309
Drilling	-	(3,438)	124,309
Geological and geophysical	-	1,740	421,936
Travel and accommodation	-	-	11,825
	-	24,235	724,441

Sky:
Claim maintenance	-	-	6,611
Assaying, testing and analysis	-	-	13,063
Camp and field supplies	-	-	19,459
Drilling	-	-	319,594
Geological and geophysical	-	-	136,258
Travel and accommodation	-	-	5,015
	-	-	500,000

Jeep:
Claim maintenance	-	-	32,077
Assaying, testing and analysis	-	-	951
Camp and field supplies	-	-	7,052
Drilling	-	-	88,344
Geological and geophysical	-	-	33,734
Travel and accommodation	-	-	5,116
	-	-	167,274

Beck
Claim maintenance	-	22,126	108,933
Assaying, testing and analysis	-	1,061	7,172
Camp and field supplies	-	2,126	2,756
Drilling	-	63,666	109,518
Geological and geophysical	(9,980)	97,472	252,985
Permits	-	566	64,871
Travel and accommodation	-	14,470	36,528
	(9,980)	201,487	582,763

Texas Database:
Geological and geophysical	-	-	113,880

	$(9,980)	$225,722	$2,088,358

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009 (Expressed in US dollars)
(unaudited)

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

On March 14, 2007, the Company issued 9,000,000 common shares at a value of $10,157,143 to acquire an option to earn an 80% interest in a mineral property, based on the average closing price around the date the letter of intent was signed and the transaction was announced.

On March 14, 2007, the Company redeemed and cancelled 56,000,000 common shares from a director for no consideration. The shares were ascribed a value of $56,000 based on the initial issuance.

On February 21, 2008, the Company issued 65,179 common shares, with a fair value of $0.65 per share, pursuant to a mineral property master option agreement. The fair value was based on the quoted market price on the date of issuance.

On April 8, 2008, the Company issued 260,714 common shares, with a fair value of $0.50 per share, pursuant to a mineral property master option agreement. The fair value was based on the quoted market price on the date of issuance.

On July 7, 2008, the Company issued 156,250 common shares, with a fair value of $0.40 per share, pursuant to a mineral property master option agreement. The fair value was based on the quoted market price on the date of issuance.

On August 20, 2009 the Company issued a total of 3,921,808 shares with a fair value of $0.035 per share pursuant to agreements to convert certain debts to shares. The fair value was based on the quoted market price on the date of issuance.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009 (Expressed in US dollars)
(unaudited)

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

Stock options are summarized as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Balance at July 31, 2009 and October 31, 2009	1,600,000	$2.25

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009 (Expressed in US dollars)
(unaudited)

5.	COMMON STOCK (Continued) Stock Options (continued)

At October 31, 2009, the following stock options were outstanding and exercisable:

Number of		Aggregate		Number of	Aggregate
Options	Exercise	Intrinsic		Options	Intrinsic
Outstanding	Price	Value	Expiry Date	Exercisable	Value

1,000,000	$2.70	$-	March 16, 2012	750,000	$-
100,000	$3.05	$-	April 13, 2012	75,000	$-
500,000	$1.20	$-	December 3, 2012	250,000	$-
1,600,000		$-		1,075,000	$-

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.035 per share as of October 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of October 31, 2009 and 2008 was $Nil. As of October 31, 2009, 1,075,000 (2008 – 800,000) outstanding options were vested and exercisable and the weighted average exercise price was $2.38 (2008 - $2.25) . The total intrinsic value of options exercised during the three months ended October 31, 2009 and 2008 was $Nil.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of October 31, 2009.

		Weighted
		Average
		Grant-Date
	Number of Options	Fair Value
Non-vested options at July 31, 2009 and October 31,
2009	525,000	$1.48

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009 (Expressed in US dollars)
(unaudited)

5.	COMMON STOCK (Continued)

Stock Options (continued)

At October 31, 2009, there was unamortized compensation expense of $48,540 relating to the outstanding unvested options. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.44 years.

Stock-based Compensation

Total stock based compensation recognized during the three months ended October 31, 2009 in respect of options granted in prior periods was $66,080 (2008 - $193,936) which has been recorded in the Statements of Operations with corresponding additional paid-in capital recorded in stockholders’ equity as follows:

			Inception
			(March 23,
	Three months	Three months	2006) to
	ended October	ended October	October 31,
	31, 2009	31, 2008	2009

Expenses (recovery):
Consulting fees	$11	$(7,631)	$223,148
Management fees	66,069	201,567	3,542,201
Total stock-based compensation expense	$66,080	$193,936	$3,765,349

The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted:

	Three months	Three months
	ended	ended
	October 31,	October 31,
	2009	2008

Risk-free interest rate	1.31% - 4.59%	2.38% - 4.59%
Expected life of options (years)	2.38 – 3.09	3.45 -4.00
Expected volatility	119% - 234%	119% - 225%
Dividend rate	0%	0%

6.	RELATED PARTY TRANSACTIONS

The Company paid or accrued management fees of $32,500 to two directors of the Company (2008 - $60,000) during the quarter ended October 31, 2009. At October 31, 2009, included in accounts payable and accrued liabilities was $33,152 owed to directors for management fees (2008 - $152,500). These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009 (Expressed in US dollars)
(unaudited)

7.	FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted. The Company is exposed to currency risk by incurring certain expenditures in currencies other than the Canadian dollar. The Company does not use derivative instruments to reduce this currency risk.

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

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

For the three months ended October 31, 2009, the Company issued 3,921,808 common shares to settle an aggregate debt of $204,763, of which $152,500 was with two officers and directors of the Company and the remaining $52,263 was with a consultant. The amounts have been excluded from cash flows from financing activities.

For the three months ended October 31, 2008, the Company did not have non-cash transactions in investing and financing activities.

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

We are an Exploration Stage company, as defined by Financial Accounting Standards Board and Securities and Exchange Commission Industry Guide 7. Our principle business is the acquisition and exploration of mineral property interests in the United States. We currently hold four lode mining claims comprising approximately 60 acres which we will continue to maintain in regulatory compliance. Currently, we have no agreements to explore, develop or mine any properties.

Current Status of Exploration Projects

Due to the current market price of uranium, the down-turn of the world economy, financing availability and our inability to raise adequate financing, we have put all of our exploration projects on hold. We will continue to monitor the uranium market financing possibilities and other commercially feasible mining opportunities.

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

The Earn-in Agreement was scheduled to be executed by November 1, 2009, but we were unable to provide the cash payment we were required to make because of our inability to raise financing. Due to our inability to provide the funding, the letter of intent with AuEx Ventures Inc. was formally terminated on December 31, 2009.

If we had been able to provide the necessary funding, we could have acquired an undivided 70% interest in the Trinity Silver property during a six-year period in consideration for (i) total cash payments of $250,000, on execution of the Earn-in Agreement for partial reimbursement of the Newmont buyout by AuEx and (ii) a total of $5,000,000 in exploration expenditures by August 20, 2014, including a minimum of $500,000 in the first year (firm commitment). iii) on the 1st anniversary of the agreement, pay to AuEx a second payment of $250,000 fulfilling reimbursement to AuEx for completion of the Newmont buyout.

To acquire the 70% interest, we also would have been required to spend a cumulative US$5,000,000 in exploration and development work on the property by August 20, 2014, in accordance with the following cumulative schedule:

Year 2: US$1,500,000 by August 20, 2010
Year 3: US$2,500,000 by August 20, 2011
Year 4: US$3,500,000 by August 20, 2012
Year 5: US$4,500,000 by August 20, 2013
Year 6: US$5,000,000 by August 20, 2014 and,
Minimum work obligation $500,000 per year thereafter year 6

Financial Condition

We continue to manage our financial position and activities in a manner to maximize the benefit of our current assets.

On May 15, 2009, we terminated our lease and option agreements relating to the Uravan-Beck properties and as a result has terminated our obligations under these option agreements as well as the ongoing claim maintenance obligations for these properties.

We continue to maintain in good standing four lode mining claims comprising approximately 60 acres in the Uravan district in Colorado and a one year office lease ($1,500 per month which was prepaid prior to the quarter end) which expires February 14, 2010.

Working Capital

Our financial condition for the three months ended October 31, 2009 and the changes between those periods for the respective items are summarized as follows:

	October 31, 2009	July 31, 2009
Current Assets	$25,802	$48,020
Current Liabilities	145,818	306,587
Working Capital Deficiency	$(120,016)	$(258,567)

Our working capital deficiency decreased by 54 % due largely to the conversion of $204,763 in debts for company shares during the quarter.

Cash Flows

	Three Months Ended
	October 31
	2009	2008
Net cash used in Operating Activities	$(16,218)	$(432,687)
Net cash provided by Financing Activities	-	-
Net cash provided by Investing Activities	-	24,235
Decrease In Cash during the period	$(16,218)	$(408,452)

Cash Used In Operating Activities

During the three months ended October 31, 2009 our cash used in operating activities decreased by 96% when compared to the prior year same quarter as we continued to manage our available resources when compared to the same quarter in 2008.

Cash from Financing Activities

During the three months ended October 31, 2009 consistent with prior year same quarter none of our cash was provided by financing activities.

Cash Used in Investing Activities

During the three months ended October 31, 2009 our cash used in investing activities decreased by 100% ($24,235) when compared to prior year same quarter due to management utilizing available cash reserves to cover overhead and compliance related costs.

Results of Operation

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended July 31, 2009 and our unaudited financial statements for the three months ended October 31, 2009.

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

Expenses

The table below shows our operating results for the three months ended October 31, 2009 and 2008:

	Three Months
	Ended October 31
	2009	2008
Expenses
Consulting fees	$12,138	$26,086
General and administrative	18,078	32,979
Investor relations and communication	756	-
Management fees	98,569	261,567
Mineral property interests	(9,980)	225,722
Professional fees	12,731	47,458
Total Expenses	$132,293	$593,812

Consulting fees and Management fees

Due to limited cash reserves the Company reduced its consulting and management fees to $110,707 from $287,653 in the prior year same quarter.

General and administrative expense

Due to limited cash reserves the Company reduced its general and administrative expenses to $18,078 from $32,979 in the prior year same quarter.

Mineral property interests

Due to limited cash reserves the Company reduced its mineral property expenses to $NIL (with a recovery of a retainer that had been expensed in a prior period) from $225,722 in the prior year same quarter.

Professional fees

Due to limited cash reserves the Company reduced its professional fees to $12,731 from $47,458 in the prior year same quarter.

Anticipated Cash Requirements

We estimate that our total expenditures over the next 12 months will be approximately $159,000. Our plan of operations for the next 12 months is to complete the following objectives:

Expense	Cost
Consulting Fees	$24,000
General and administrative	24,000
Management fees	36,000
Professional fees	75,000
Total	$159,000

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent accounting pronouncements

FASB Accounting Standards Codification — Effective for interim and annual periods ending after September 15, 2009, the FASB has defined a new hierarchy for U.S. GAAP and established the FASB Accounting Standards Codification (ASC) as the sole source for authoritative guidance to be applied by nongovernmental entities. The adoption of the ASC changes the manner in which U.S. GAAP guidance is referenced, but it does not have any impact on our financial position or results of operations

In April 2009, the FASB issued additional disclosure requirements related to fair values, which are included in ASC 820, “Interim Disclosures about Fair Value of Financial Instruments.” The provisions require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in the annual financial statements. The required disclosures were effective for interim reporting periods ending after June 15, 2009. The adoption of the provision did not have a material impact on the Company’s statements of financial position, results of operations and cash flows.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” or ASU 2009-05, which amends ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 805-10 “Business Combinations” to business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before the effective date. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.

In December 2007, the FASB also issued ASC 810-10,, “Non-controlling Interests in Consolidated Financial Statements. ASC 810-10 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. ASC 810-10 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. ASC 810-10is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

In March 2008, the FASB issued guidance included ASC 815-10 Derivative and Hedging which seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for and how derivatives affect a company’s financial position, financial performance and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application of the standard was encouraged, as well as comparative disclosures for earlier periods at initial adoption. The adoption of the provision did not have a material effect on the Company’s financial

In May 2009, the FASB issued ASC No. 855 “Subsequent Events” (“SFAS 165”). ASC No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC No. 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC No. 855 is effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events through January 14, 2010 which represents the date on which the financial statements were issued.

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

At July 31, 2008, we made the decision to write down our investment in the Juniper Ridge property to $1.00 due to management’s projected mid and long term uranium market pricing which we believe will be below the cost of development and extraction on these properties. At December 29, 2008, we terminated our joint venture with Strathmore Minerals, Corp and as such we have written off our investment and receivable/prepayment with respect to the Juniper Ridge property and we wrote off the net book value of $1.00 on the property for the fiscal year ended July 31, 2009. We decided to terminate the agreements related to the Uravan-Beck project because it currently does not have sufficient cash on hand to continue the exploration program and to meet the cash payments requirement on the property. We do not believe that we would be able to raise the money that we require on acceptable terms. We also believe that any potential uranium deposits that might be discovered on the property would not be commercially feasible to develop further at this time because of low market prices for uranium, and the potential of discovering enough uranium to recoup the investment in the property is low. Our management has used its best effort to renegotiate the terms and conditions of the option agreements with American Nuclear Fuels but the efforts to restructure were unsuccessful. On May 15, 2009, we formally terminated its master option agreement with American Nuclear Fuels as well as six lease and option agreements with individual claimholders regarding the Uravan-Beck Project. Consequently, the carrying value of the mineral interests has been written off to $NIL at July 31, 2009 and October 31, 2009.

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (''SFAS 143''), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company will record an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our company will reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed; our company will accordingly update its assessment. As of October 31, 2009, we had not undertaken major drilling activity on our properties and had not incurred significant reclamation obligations. As such, no asset retirement obligation accrual was made in the October 31, 2009 and October 31, 2008 financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our principal executive and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, management concluded that as of the period covered by this Quarterly report on Form 10-Q, these disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the period ended October 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate our material weaknesses when we are able to do so financially and when the timing is appropriate for our company. We do not know what further measures we will take, when we will take them or how much they will cost.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this quarterly report on Form 10-Q.

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

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable. We currently hold four lode mining claims comprising approximately 60 acres which we will continue to maintain in regulatory compliance. Currently we have no agreements to explore, develop or mine any properties.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. These laws and regulations may also increase the cost of any exploration activities we conduct. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

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

Uranium prices have been highly volatile, and are affected by numerous international economic and political factors which Yellowcake has no control. The current spot price of $44.50 at January 11, 2010 per pound is down 18% from $54.00 on January 11, 2009, one year previously. Uranium is primarily used for power generation in nuclear power plants, and the number of customers is somewhat limited in comparison to other global commodities. The price of uranium is affected by numerous factors beyond our control, including the demand for nuclear power, increased supplies from both existing and new uranium mines, sales of uranium from existing government stockpiles, and political and economic conditions. Our company’s long-term success is highly dependent upon the price of uranium, as the economic feasibility of any ore body discovered on its properties would in large part be determined by the prevailing market price of uranium. If a profitable market does not exist, we may have to cease operations. At the present time, we have estimated the development of exploration costs exceed our forecast long term Uranium price. We may not recover our investments from the existing properties and investors could lose their entire investment in our company.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception (March 23, 2006) to October 31, 2009 was $20,126,780. We had cash in the amount of $15,538 as of October 31, 2009 which is not expected to meet our planned cash requirements for the ensuing year. We cannot provide assurances that we will be able to successfully explore our properties and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended July 31, 2009. Our audited financial statements for the year ended July 31, 2009 don’t include adjustments for this uncertainty. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On December 31, 2009 our letter of intent with AuEx Ventures, Inc. relating to the Trinity Mine Project, dated August 28, 2009 was terminated by AuEx. AuEx terminated the letter of intent because we did not make the initial payment required therein.

We do not have sufficient cash resources at this time to make the initial payment under the letter of intent and we do not believe that we could acquire the funds required on terms that would be acceptable to our company.

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

3.5	Amended and Restated Bylaws (attached as an exhibit to our current report on Form 8-K, filed on September 18, 2008)
5.1	Legal Opinion of Clark Wilson LLP (attached as an exhibit to our Form S-1 filed on September 15, 2008)
10.1	Letter of intent between our company and Strathmore Minerals Corp. dated January 29, 2007 (attached as an exhibit to our current report on Form 8-K, filed on January 30, 2007)
10.2	Form of Overseas Subscription Agreement (attached as an exhibit to our current report on Form 8-K, filed on February 22, 2007)
10.3	Form of US Subscription Agreement (attached as an exhibit to our current report on Form 8-K, filed on February 22, 2007)
10.4	Option and Joint Venture Agreement dated March 14, 2007 between our company and Strathmore Minerals Corp. (attached as an exhibit to our current report on Form 8-K, filed on March 16, 2007)
10.5	Letter of Intent dated April 5, 2007 between our company and Strathmore Minerals Corp. (attached as an exhibit to our current report on Form 8-K, filed on April 10, 2007)
10.6	Letter of Intent dated April 12, 2007 between our company and Strathmore Minerals Corp. (attached as an exhibit to our current report on Form 8-K, filed on April 19, 2007)

Exhibit Number	Description
10.7	Investor Relations Agreement with Carson Seabolt dated June 15, 2007 (attached as an exhibit to our current report on Form 8-K, filed on July 12, 2007)
10.8	Amended Letter of Intent with Strathmore Resources (US) Ltd. dated July 23, 2007 regarding the Jeep Project (attached as an exhibit to our current report on Form 8-K, filed on July 31, 2007)
10.9	Amended Letter of Intent with Strathmore Resources (US) Ltd. dated July 23, 2007 regarding the Sky Project (attached as an exhibit to our current report on Form 8-K, filed on July 31, 2007
10.10	Stock Option Plan (attached as an exhibit to our current report on Form 8-K, filed on July 31, 2007)
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

Dated: January 21, 2010