Form 10-Q/A
period 2007-10-31
YELLOWCAKE MINING INC.
filed 2010-03-16
CIK 1375483

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 2

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

          For the transition period from _____________ to ____________

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

                  720-999 West Broadway, Vancouver, BC V5Z 1K5
                    (Address of principal executive offices)

                                  604-685-4048
                           (Issuer's telephone number)

                   598 - 999 Canada Place, Vancouver, British
                                Columbia V6E 3Z3
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 12, 2007, there were 50,931,625 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

EXPLANATORY NOTE:

This Amendment No. 2 on Form 10-QSB/A constitutes an amendment to our quarterly report on Form 10-QSB for the quarter ended October 31, 2007, which was originally filed with the Securities and Exchange Commission on December 17, 2007, and amended September 4, 2008.

This Amendment No. 2 is being filed solely for the purpose of correcting the disclosure in Item 3A(T) Controls and Procedures and complying with Rules 13a-15 and 15d-15 of the Exchange Act only.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 2.

Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-QSB or Amendment No 1 on Form 10-QSB/A, or reflect events occurring after the date of the filing of the Form 10-QSB.

ITEM 3A(T) CONTROLS AND PROCEDURES.

We have effected a restatement of our financial results for the period ended October 31, 2007.

The restatement was effected to correct errors in our accounting treatment of stock based compensation in connection with options granted to directors and officers, and employees. As a result of our review of this transaction, the effect on the amended accounting for the adjustment is discussed in Note 12 to our quarterly financial statements for the period ended October 31, 2007.

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our principal executive and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the restatement of our financial results for the period ended October 31, 2007, under the direction of our management, we have re-evaluated certain disclosure controls and procedures. In connection with the restatement we identified material weaknesses in our internal controls and procedures.

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-QSB, our Chief Financial Officer and Chief Executive Officer has evaluated our disclosure controls and procedures as of October 31, 2007, and concluded our disclosure controls and procedures were not effective and did not provide reasonable assurance that material information related to our company and our subsidiary is recorded, processed and reported in a timely manner.

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

Pursuant to the re-evaluation of our disclosure controls and procedures as of October 31, 2007, our Chief Financial Officer and Chief Executive Officer determined that there were certain significant deficiencies in disclosure controls, including:

     (i) Our company's accounting personnel and management does not have sufficient technical accounting knowledge relating to accounting for options granted to directors and officers, and employees;

     (ii) Our company's accounting personnel and management does not have sufficient technical accounting knowledge relating to accounting for income taxes;

     (iii) Our company's accounting personnel and management does not have sufficient technical knowledge in the preparation of financial statements and

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with management's evaluation, as required by paragraph
(d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, that occurred during the fiscal quarter ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SUBSEQUENT EVENTS

We have implemented the following measures, which did not remove any of our material weaknesses:

     (i) On May 1, 2008, we engaged a professional accounting firm to provide assistance in the review of stock based compensation expense calculation;

     (ii) On May 1, 2008, we engaged a professional accounting firm to assist in the accounting of income taxes;

     (iii) On May 1, 2008, we engaged a professional accounting firm to assist in the preparation of financial statements; and

     (iv) On May 1, 2008, we implemented a policy to formally document all decisions made by the board in a timelier manner.

The material cost of these measures has been approximately $79,700 from May 1, 2008 to October 31, 2009 and we expect to pay approximately an additional $12,000 per fiscal quarter for at least the 12 month period to October 31, 2010.

Although the changes we have made have remedied in part, the weaknesses listed under (i), (ii), (iii) and (iv) above, we continue to have those weaknesses. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate our material weaknesses when we are able to do so financially and when the timing is appropriate for our company. We do not know what further measures we will take, when we will take them or how much they will cost.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit
Number                                    Description
------                                    -----------

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

Exhibit
Number                                    Description
------                                    -----------

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

----------
* Filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YELLOWCAKE MINING INC.


By: /s/ Lisa Lopomo
   -------------------------------------------------
   Lisa Lopomo
   President, Secretary, Treasurer and Director
   (Principal Executive Officer, Principal Financial
   Officer and Principal Accounting Officer)

Dated: March 15, 2010