Form 10-Q/A
period 2008-01-31
YELLOWCAKE MINING INC.
filed 2010-03-16
CIK 1375483

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1

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

                                 (604) 685-6153
                           (Issuer's telephone number)

            1201 - 1166 Alberni Street, Vancouver, BC, Canada V6E 3Z3
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 21, 2008, there were 51,257,518 shares of common stock, par value $0.001, Outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-QSB/A constitutes an amendment to our quarterly report on Form 10-QSB for the quarter ended January 31, 2008, which was originally filed with the Securities and Exchange Commission on April 22, 2008.

This Amendment is being filed solely for the purpose of correcting the disclosure in Item 3 A(T) Controls and Procedures and complying with Rules 13a-15 and 15d-15 of the Exchange Act only.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment.

Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-QSB, or reflect events occurring after the date of the filing of the Form 10-QSB.

ITEM 3A(T). CONTROLS AND PROCEDURES

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

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-QSB/A, our Chief Financial Officer and Chief Executive Officer has evaluated our disclosure controls and procedures as of January 31, 2008, and concluded our disclosure controls and procedures were not effective and did not provide reasonable assurance that material information related to our company and our subsidiary is recorded, processed and reported in a timely manner.

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

Pursuant to the evaluation of our disclosure controls and procedures as of January 31, 2008, our Chief Financial Officer and Chief Executive Officer determined that there were certain significant deficiencies in disclosure controls, including:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with management's evaluation, as required by paragraph
(d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, that occurred during the fiscal quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

YELLOWCAKE MINING INC.


By: /s/ Lisa Lopomo
   ----------------------------------------------------
   Lisa Lopomo
   President, Secretary, Treasurer and Director
   (Principal Executive Officer, Principal
   Financial Officer and Principal Accounting Officer)

Dated: March 15, 2010