Form 10-Q/A
period 2008-04-30
YELLOWCAKE MINING INC.
filed 2010-03-16
CIK 1375483

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

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-QSB/A constitutes an amendment to our quarterly report on Form 10-QSB for the quarter ended April 30, 2008, which was originally filed with the Securities and Exchange Commission on June 23, 2008.

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

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-QSB/A, our Chief Financial Officer and Chief Executive Officer has evaluated our disclosure controls and procedures as of April 30, 2008, and concluded our disclosure controls and procedures were not effective and did not provide reasonable assurance that material information related to our company and our subsidiary is recorded, processed and reported in a timely manner.

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

Pursuant to the evaluation of our disclosure controls and procedures as of April 30, 2008, our Chief Financial Officer and Chief Executive Officer determined that there were certain significant deficiencies in disclosure controls, including:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with management's evaluation, as required by paragraph
(d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, that occurred during the fiscal quarter ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit
Number                             Description
------                             -----------

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