Form 10-K/A
period 2008-07-31
YELLOWCAKE MINING INC.
filed 2010-03-16
CIK 1375483

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended: July 31, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

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


720-999 West Broadway, Vancouver, BC Canada                        V5Z 1K5
  (Address of principal executive offices)                        (Zip Code)


        Registrant's telephone number, including area code 604-685-4048

           Securities registered pursuant to Section 12(b) of the Act

Title of Each Class                    Name of each Exchange on which registered
-------------------                    -----------------------------------------
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

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

38,413,768 common shares at a price of $0.485 per share for an aggregate market value of $18,630,677.48 (1)

1. The aggregate market value of the voting stock held by non-affiliates is computed by reference to the average bid and asked price of our common stock, as of the last business day of our most recently completed second fiscal quarter

Note.--If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 51,413,768 shares of common stock are issued and outstanding as of November 13, 2008.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

EXPLANATORY NOTE:

     This Amendment on Form 10-K/A constitutes an amendment to our annual report on Form 10-K for the fiscal year ended July 31, 2008, which was originally filed with the Securities and Exchange Commission on November 13, 2008.

     This amendment is being filed solely for the purpose of correcting the disclosure in Item 9A(T) Controls and Procedures and complying with Rules 13a-15 and 15d-15 of the Exchange Act only.

     As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this amendment. All other information included in our annual report on Form 10-K for the fiscal year ended July 31, 2008 has not been amended. Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-K, or reflect events occurring after the date of the filing of the Form 10-K.

ITEM 9A(T). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive and principal financial officer, evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on its evaluation, our management, with the participation of our principal executive and principal financial officer concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective.

LIMITATIONS ON EFFECTIVENESS OF CONTROLS

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our principal executive and principal financial officer, the effectiveness of our internal control over financial reporting as of July 31, 2008.

Based on its evaluation under the framework in Internal Control--Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive and principal financial officer concluded that our internal control over financial reporting was not effective as of July 31, 2008, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this annual report.

MATERIAL WEAKNESSES IDENTIFIED

Based on our management's evaluation required by paragraph (d) of Rule 13a-15 and of Rule 15d-15 of the Exchange Act, our management determined that we had certain significant deficiencies in internal control that our management believes represent material weaknesses, including:

     (i) Lack of a sufficient number of independent directors for our board and audit committee. As a publicly-traded company, we should strive to have a majority of our board of directors be independent;

     (ii) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended July 31, 2008, we had limited staff at our executive office in Vancouver, British Columbia that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;

     (iii) Our company's accounting personnel and management does not have sufficient technical accounting knowledge relating to accounting for options granted to directors and officers, and employees;

     (iv) Our company's accounting personnel and management does not have sufficient technical accounting knowledge relating to accounting for income taxes;

     (v) Our company's accounting personnel and management does not have sufficient technical knowledge in the preparation of financial statements and

     (vi) Insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

The full list of these weaknesses were discovered by our management during the performance of its evaluation and report on Internal Control over Financial Reporting as described above. Some of these weaknesses were known to our management previously. Our management believes that these weaknesses have existed in our company since our change in control that began on or about January 16, 2007, when the company had a change of directors, officers and control persons.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The following changes in our internal control over financial reporting took place during the fiscal quarter ended July 31, 2008 and have materially affected or are reasonably likely to materially affect our internal control over financial reporting:

During the fiscal quarter that ended July 31, 2008, we took the following measures that did not remove any of our weaknesses:

     (i) We engaged a professional accounting firm to provide assistance in the review of stock based compensation expense calculation on May 1, 2008;

     (ii) We engaged a professional accounting firm to assist in the accounting of income taxes on May 1, 2008;

     (iii) We engaged a professional accounting firm to assist in the preparation of financial statements on May 1, 2008; and

     (iv) We implemented a policy to formally document all decisions made by the board in a timelier manner on May 1, 2008.

The material cost of these measures has been approximately $79,700 from May 1, 2008 to October 31, 2009 and we expect to pay approximately an additional $12,000 per fiscal quarter for at least the 12 month period to October 31, 2010.

Although the changes we have made have remedied in part, the weaknesses listed under (ii)(iii)(iv)(v) and (vi) listed above on page 5, we continue to have all of the weaknesses as described above. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate our material weaknesses when we are able to do so financially and when the timing is appropriate for our company. We do not know what further measures we will take, when we will take them or how much they will cost.

CERTIFICATIONS

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number                             Description
------                             -----------

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

----------
*  filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YELLOWCAKE MINING INC.


By: /s/ Lisa Lopomo
   ---------------------------------------------------
   Lisa Lopomo
   President, Secretary and Treasurer
   (Principal Executive Officer, Principal
   Financial Officer and Principal Accounting Officer)

Dated: March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Lisa Lopomo
   ---------------------------------------------------
   Lisa Lopomo
   Director

Dated: March 15, 2010