Form 10-Q/A
period 2008-10-31
YELLOWCAKE MINING INC.
filed 2010-03-16
CIK 1375483

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

           720-999 West Broadway, Vancouver, British Columbia V5Z 1K5
               (Address of principal executive offices) (Zip Code)

                                 (604) 685-4048
              (Registrant's telephone number, including area code)

           598 - 999 Canada Place, Vancouver, British Columbia V6E 3Z3
              (Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 51,413,768 shares of common stock issued and outstanding as of December 12, 2008.

                                EXPLANATORY NOTE

This Amendment on Form 10-Q/A constitutes an amendment to our quarterly report on Form 10-Q for the quarter ended October 31, 2008, which was originally filed with the Securities and Exchange Commission on December 15, 2008.

This amendment is being filed solely for the purpose of correcting the disclosure in Item 4T Controls and Procedures and complying with Rules 13a-15 and 15d-15 of the Exchange Act only.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this amendment. All other information included in our quarterly report on Form 10-Q for the quarter ended October 31, 2008 has not been amended. Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-Q, or reflect events occurring after the date of the filing of the Form 10-Q.

ITEM 4T. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting:

     (i) Lack of a sufficient number of independent directors for our board and audit committee. As a publicly-traded company, we should strive to have a majority of our board of directors be independent;

     (ii) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the quarter ended October 31, 2008, we had limited staff at our executive office in Vancouver, British Columbia that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter ended October 31, 2008, there were no changes in our internal control over financial reporting during the quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

On the dates indicated below in the previous fiscal quarter ended July 31, 2008, we implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the weaknesses described in this quarterly report. Such remediation activities include the following:

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

ITEM 6. EXHIBITS

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

Exhibit
Number                                  Description
------                                  -----------

10.4 Option and Joint Venture Agreement dated March 14, 2007 between our company and Strathmore Minerals Corp. (attached as an exhibit to our current report on Form 8-K, filed on March 16, 2007)
10.5 Letter of Intent dated April 5, 2007 between our company and Strathmore Minerals Corp. (attached as an exhibit to our current report on Form 8-K, filed on April 10, 2007)
10.6 Letter of Intent dated April 12, 2007 between our company and Strathmore Minerals Corp. (attached as an exhibit to our current report on Form 8-K, filed on April 19, 2007)
10.7 Investor Relations Agreement with Carson Seabolt dated June 15, 2007 (attached as an exhibit to our current report on Form 8-K, filed on July 12, 2007)
10.8 Amended Letter of Intent with Strathmore Resources (US) Ltd. dated July 23, 2007 regarding the Jeep Project (attached as an exhibit to our current report on Form 8-K, filed on July 31, 2007)
10.9 Amended Letter of Intent with Strathmore Resources (US) Ltd. dated July 23, 2007 regarding the Sky Project (attached as an exhibit to our current report on Form 8-K, filed on July 31, 2007
10.10 Stock Option Plan (attached as an exhibit to our current report on Form 8-K, filed on July 31, 2007)
10.11 Form of Master Agreement Concerning Lease and Option for Purchase and Sale of Mining Properties (Mining Claims, Montrose County, Colorado) (attached as an exhibit to our current report on Form 8- K filed on January 7, 2008)
10.12 Limited Liability Company Operating Agreement dated effective December 31, 2007 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on May 1, 2008)
10.13 Jeep Project Termination Agreement dated April 21, 2008 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on May 1, 2008)
10.14 Sky Project Termination Agreement dated April 21, 2008 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on May 1, 2008)
10.15 Juniper Ridge Project Termination Agreement dated December 29, 2008 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on January 2, 2009)
10.16 American Nuclear Fuels (Colorado) LLC Standstill Agreement date March 16, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on March 23, 2009)
14.1 Code of Ethics (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)
16.1 Letter on change in certifying accountant (attached as an exhibit to our current report on Form 8-K, filed on June 14, 2007 and amended on July 12, 2007)
31.1*     Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*     Section 906 Certification under Sarbanes-Oxley Act of 2002
99.1 Audit Committee Charter (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)
99.2 Nominating Committee Charter (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)

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