Form 10-Q
period 2010-01-31
YELLOWCAKE MINING INC.
filed 2010-03-19
CIK 1375483

` UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended: January 31, 2010
                                       or

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

              Suite 219, 7 Ashland Road, Caldwell, New Jersey 07006
               (Address of principal executive offices) (Zip Code)

                                 (732) 889-1558
              (Registrant's telephone number, including area code)

                     720 - 999 West Broadway, Vancouver, BC,
                                 Canada V5Z 1K5
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,335,576 shares of common stock are issued and outstanding as of March 18, 2010.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.............................................   1

ITEM 1.  FINANCIAL STATEMENTS..............................................   2

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.........................................  17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........  23

ITEM 4T. CONTROLS AND PROCEDURES...........................................  23

PART II - OTHER INFORMATION................................................  23

ITEM 1.  LEGAL PROCEEDINGS.................................................  23

ITEM 1A. RISK FACTORS......................................................  24

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......  28

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................  28

ITEM 4.  [REMOVED AND RESERVED]............................................  28

ITEM 5.  OTHER INFORMATION.................................................  28

ITEM 6.  EXHIBITS..........................................................  29

                         PART I - FINANCIAL INFORMATION

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

     * risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;
     * results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;
     * mining and development risks, including risks related to accidents, equipment breakdowns, labour disputes or other unanticipated difficulties with or interruptions in production;
     * the potential for delays in exploration or development activities or the completion of feasibility studies;
     * risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;
     *    risks related to commodity price fluctuations;
     *    the uncertainty of profitability based upon our history of losses;
     * risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;
     *    risks related to environmental regulation and liability;
     * risks that the amounts reserved or allocated for environmental compliance, reclamation, post- closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
     *    risks related to tax assessments;
     * political and regulatory risks associated with mining development and exploration; and
     * other risks and uncertainties related to our prospects, properties and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Yellowcake" mean Yellowcake Mining Inc., unless the context clearly requires otherwise.

ITEM 1. FINANCIAL STATEMENTS

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in US dollars)
--------------------------------------------------------------------------------

                                                                        January 31,             July 31,
                                                                           2010                   2009
                                                                       ------------           ------------
                                                                        (unaudited)
ASSETS

Current assets
  Cash                                                                 $      4,259           $     31,756
  Accounts receivable                                                         1,125                     --
  Prepaid expenses                                                               --                 16,264
                                                                       ------------           ------------
      Total current assets                                                    5,384                 48,020

Office equipment, net                                                           647                    809
Reclamation bonds                                                            62,400                 62,400
                                                                       ------------           ------------

                                                                       $     68,431           $    111,229
                                                                       ============           ============

LIABILITIES AND STOCKHOLDERS'  DEFICIENCY

Current Liabilities
  Accounts payable and accrued liabilities                             $    217,937           $    306,587
                                                                       ------------           ------------
Stockholders' Deficiency
  Common stock, 750,000,000 shares authorized with a par
   value of $0.001 (issued: January 31, 2010 - 55,335,576 and
   July 31, 2009 - 51,413,768)                                               55,336                 51,414
  Additional paid-in capital                                             20,073,055             19,747,716
  Deficit accumulated during the exploration stage                      (20,277,897)           (19,994,488)
                                                                       ------------           ------------
      Total stockholders' deficiency                                       (149,506)              (195,358)
                                                                       ------------           ------------

Total liabilities and stockholder's deficiency                         $     68,431           $    111,229
                                                                       ============           ============


                       See notes to financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                      Three Months      Three Months      Six months       Six months        Inception
                                         ended             ended            ended            ended       (March 23, 2006) to
                                       January 31,       January 31,      January 31,      January 31,       January 31,
                                          2010              2009             2010             2009              2010
                                      ------------      ------------     ------------     ------------      ------------
Revenues                                        --                --               --               --                --
Expenses
  Consulting fees                     $       (321)     $     42,279     $     11,817     $     68,365      $    485,035
  General and administrative                30,503            37,542           48,581           70,521           345,828
  Impairment of mineral interests               --                 1               --                1        11,681,559
  Investor relations                           765               392            1,521              392           210,398
  Management fees                           80,584           231,668          179,154          493,235         4,091,370
  Mineral property interests                (1,125)           82,879          (11,105)         308,601         2,087,233
  Financing costs                               --                --               --               --           709,200
  Professional fees                         40,710            79,462           53,441          126,920           807,153
                                      ------------      ------------     ------------     ------------      ------------

Loss from operations                      (151,116)         (474,223)        (283,409)      (1,068,035)      (20,417,776)

Interest income                                 --                --               --              885           139,879
                                      ------------      ------------     ------------     ------------      ------------

Net Loss                              $   (151,116)     $   (474,223)    $   (283,409)    $ (1,067,150)     $(20,277,897)
                                      ============      ============     ============     ============      ============

Basic and diluted loss per share      $      (0.00)     $      (0.01)    $      (0.01)    $      (0.02)
                                      ============      ============     ============     ============

Weighted average number of shares
 outstanding                            55,335,576        51,413,768       54,909,293       51,413,768
                                      ============      ============     ============     ============


                       See notes to financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                 Six months           Six months           Inception
                                                                   ended                ended          (March 23, 2006) to
                                                                 January 31,          January 31,          January 31,
                                                                    2010                 2009                 2010
                                                                ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $   (283,409)        $ (1,067,150)        $(20,277,897)
  Adjustments to reconcile net loss to cash
   used in operating activities:
  Items not affecting cash:
    Stock-based compensation                                         124,498              365,121            3,823,767
    Write off of mineral interests                                        --                    1           11,681,559

  Changes in assets and liabilities:                                      --
    Accounts receivable                                               (1,125)              65,000               (1,125)
    Prepaid expenses                                                  16,264               (8,220)             (10,264)
    Exploration advances                                                  --              (40,676)                  --
    Accounts payable and accrued liabilities                         116,113              107,114              422,700
                                                                ------------         ------------         ------------
          Net cash used in operating activities                      (27,659)            (578,810)          (4,350,996)
                                                                ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock                                 --                   --            5,707,495
                                                                ------------         ------------         ------------
          Net cash provided by financing activities                       --                   --            5,707,495
                                                                ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of office equipment                                        162                 (647)                (647)
  Reclamation bond                                                        --                   --              (62,400)
  Acquisition of mineral rights                                           --                   --           (1,289,193)
                                                                ------------         ------------         ------------
          Net cash provided by (used in) investing activities            162                 (647)          (1,352,240)
                                                                ------------         ------------         ------------

Net (decrease) increase in cash, during the period                   (27,497)            (579,457)               4,259

Cash, beginning of period                                             31,756              651,453                   --
                                                                ------------         ------------         ------------

Cash, end of period                                             $      4,259         $     71,996         $      4,259
                                                                ============         ============         ============

Cash paid for interest during the period                        $         --         $         --
                                                                ============         ============

Cash paid for income taxes during the period                    $         --         $         --
                                                                ============         ============


Supplemental Disclosure with respect to Cash flows (Note 9)


                       See notes to financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
For the Period from March 23, 2006 (Date of Inception) to January 31, 2010 (Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                         Deficit             Total
                                                                                       Accumulated       Stockholders'
                                         Number of                     Additional       during the          Equity
                                          common                        Paid-in        Exploration         (Capital
                                          shares         Par Value      Capital            Stage            Deficit)
                                          ------         ---------      -------            -----            --------
Balance, March 23, 2006
(date of inception)                              --      $     --     $        --      $         --       $         --
  Shares issued:
    Initial capitalization               60,000,000        60,000         (58,000)               --              2,000
    Private placement                    31,800,000        31,800          21,200                --             53,000
Net loss for the period                          --            --              --            (9,134)            (9,134)
                                        -----------      --------     -----------      ------------       ------------
Balance, July 31, 2006                   91,800,000        91,800         (36,800)           (9,134)            45,866
  Shares issued:
    Private placements                    6,131,625         6,132       5,903,868                --          5,910,000
    Acquisition of mineral rights         9,000,000         9,000      10,148,143                --         10,157,143
  Shares returned to treasury           (56,000,000)      (56,000)         56,000                --                 --
  Share issue costs                              --            --        (257,505)               --           (257,505)
  Stock-based compensation                       --            --       2,370,719                --          2,370,719
Net loss for the year                            --            --              --        (4,121,534)        (4,121,534)
                                        -----------      --------     -----------      ------------       ------------
Balance, July 31, 2007                   50,931,625        50,932      18,184,425        (4,130,668)        14,104,689
  Shares issued:
    Acquisition of mineral rights           482,143           482         234,741                --            235,223
    Stock-based compensation                     --            --         787,828                --            787,828
Net loss for the year                            --            --              --       (13,007,493)       (13,007,493)
                                        -----------      --------     -----------      ------------       ------------
Balance, July 31, 2008                   51,413,768        51,414      19,206,994       (17,138,161)         2,120,247
Stock-based compensation                         --            --         540,722                --            540,722
Net loss for the year                            --            --              --        (2,856,327)        (2,856,327)
                                        -----------      --------     -----------      ------------       ------------
Balance, July 31, 2009                   51,413,768        51,414      19,747,716       (19,994,488)          (195,358)
Shares issued for debt                    3,921,808         3,922         200,841                --            204,763
Stock-based compensation (Note 5)                --            --         124,498                --            124,498
Net loss for the period                          --            --              --          (283,409)          (283,409)
                                        -----------      --------     -----------      ------------       ------------
Balance, January 31, 2010 (Unaudited)    55,335,576      $ 55,336     $20,073,055      $(20,277,897)      $   (149,506)
                                        ===========      ========     ===========      ============       ============


                       See notes to financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010
(Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

     The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended July 31, 2009. The results of operations for the six-month period ended January 31, 2010 are not necessarily indicative of the results to be expected for the year ending July 31, 2010.

2. NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

     The Company was incorporated in the State of Nevada on March 23, 2006 under the name Hoopsoft Development Corp. The Company entered into an agreement and plan of merger (the "Merger Agreement") dated January 9, 2007 with Yellowcake Mining Inc., a Nevada corporation and wholly-owned subsidiary of Hoopsoft Development Corp., incorporated for the sole purpose of effecting the merger. Pursuant to the terms of the Merger Agreement, Yellowcake Mining Inc. merged with and into Hoopsoft Development Corp., with Hoopsoft Development Corp. carrying on as the surviving corporation under the name "Yellowcake Mining Inc." The Company is an Exploration Stage Company, as defined by the FASB Accounting Standards Codification (ASC) ASC 915 "Development Stage Enterprises".

     Initial operations included capital formation, organization, target market identification and initial marketing plans. Management was planning to develop downloadable videos and a website for educational and instructional use by young teens. In January, 2007 the Company changed its primary business to that of mineral exploration in Wyoming and Texas, USA. Currently, the Company has no agreements to explore, develop or mine any properties.

     These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $20,277,897 since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity
     financing  to  achieve  its  operating  objectives,   confirmation  of  the
     Company's interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010
(Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     RECENT ACCOUNTING PRONOUNCEMENTS

     FASB Accounting Standards Codification -- Effective for interim and annual periods ending after September 15, 2009, the FASB has defined a new hierarchy for U.S. GAAP and established the FASB Accounting Standards Codification (ASC) as the sole source for authoritative guidance to be applied by nongovernmental entities. The adoption of the ASC changes the manner in which U.S. GAAP guidance is referenced, but it does not have any impact on our financial position or results of operations

     In August 2009, the FASB issued ASU No. 2009-05, "Measuring Liabilities at Fair Value," or ASU 2009-05, which amends ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company's consolidated financial statements.

     In May 2009, the FASB issued ASC No. 855 "Subsequent Events". ASC No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC No. 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC No. 855 was effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events through December 21, 2009 which represents the date on which the interim financial statements were issued.

     In April 2009, the FASB issued additional disclosure requirements related to fair values, which are included in ASC 820, "Interim Disclosures about Fair Value of Financial Instruments." The provisions require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in the annual financial statements. The required disclosures were effective for interim reporting periods ending after June 15, 2009. The adoption of the provision did not have a material impact on the Company's statements of financial position, results of operations and cash flows.

     In March 2008, the FASB issued guidance included ASC 815-10 "Derivative and Hedging" which seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for and how derivatives affect a company's financial position, financial performance and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application of the standard was encouraged, as well as comparative disclosures for earlier periods at initial adoption. The adoption of the provision did not have a material effect on the Company's financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010
(Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

     RECENT ACCOUNTING PRONOUNCEMENTS - Continued

     In December 2007, the FASB issued ASC 805-10 "Business Combinations" to business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before the effective date. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

     In December 2007, the FASB also issued ASC 810-10, "Non-controlling Interests in Consolidated Financial Statements". ASC 810-10 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. ASC 810-10 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. ASC 810-10 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010
(Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

4. MINERAL RIGHTS

     JUNIPER RIDGE

     On March 14, 2007, the Company entered into an option and joint venture agreement with Strathmore Minerals Corp. ("Strathmore Mineral") on the Baggs, Juniper Ridge Project properties located in Wyoming. The Company was granted sole and exclusive rights to earn-in an 80% interest in the properties. Under the terms of the original agreement, the Company was required to make cash payments of $500,000 in various stages as follows:
     $100,000 upon closing of the option agreement (paid) and $100,000 on each of the first (paid), second, third and fourth anniversary. The Company also issued 9,000,000 shares of common stock to Strathmore upon closing of the agreement (issued). The Company also was required to incur expenditures of $1,600,000 per year for a period of 5 years for a total commitment of $8,000,000. The Company will earn 40% of the optioned interest upon spending $4,000,000. The Company was to earn the remaining 40% of the optioned interest by spending an additional $4,000,000 during the 5-year term and by paying a royalty of 3% on the optioned portion on all future production.

     In April 2008, the Company and Strathmore Mineral reached an agreement to amend certain terms of the option agreement. Pursuant to the terms of the amended agreement the joint operations were restructured so that they were jointly owned by a Limited Liability Company ("LLC"). The Company maintained on option to earn up to an 80% interest in the LLC, Juniper Ridge Project. The Company's requirement to incur expenditures was amended to require $764,518 be spent not later than May 1, 2008 (incurred), a minimum of $300,000 not later than September 1, 2008, a minimum of $500,000 not later than December 31, 2009 and the balance of the $8,000,000 not later than December 31, 2012.

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

     In December 2008, the Company formally terminated the option agreement with Strathmore mineral and subsequently the Company has written off the remaining net book value of the mineral rights.

     JEEP

     The Company entered into an option and joint venture agreement with Strathmore Resources (US) Ltd ("Resources")., a related party under a common director, to explore, develop and mine the Jeep property located in Gas Hills, Freemont County, Wyoming. Under the agreement, the Company has sole and exclusive rights from Resources. to earn-in a 60% interest in the Jeep property in consideration of the Company's incurring a total of $10,000,000 in expenditures on the Jeep property. The first expenditures in the amount of $250,000 must be met on or before September 29, 2008, with additional expenditures of: $1,250,000 to be expended during the twelve months ended September 29, 2009, $1,500,000 to be expended during the twelve months ended September 29, 2010, $2,000,000 to be expended during the twelve months ended September 29, 2011, $2,000,000 to be expended during the twelve months ended September 29, 2012 and $3,000,000 to be expended during the twelve months ended September 29, 2013. The option agreement was terminated on April 21, 2008.

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010
(Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

                                                                         Number
                Date                                  Cash             of Shares
                ----                                  ----             ---------

     October  3, 2007 (stand still payment)       $  125,000*                --
     December 15, 2007 (stand still extension)       250,000*                --
     December 28, 2007                                80,357*            65,179*
     March 31, 2008                                  321,429*           260,714*
     June 15, 2008                                   312,407*           156,250*
     December 15, 2008                             1,035,714            517,857
     December 15, 2009                             1,000,000            500,000
     December 15, 2010                             1,000,000            500,000
     December 15, 2011                             1,000,000            500,000
     December 15, 2012                               843,750            265,625
                                                  ----------         ----------
     Total                                        $5,968,657          2,765,625
                                                  ==========         ==========

     * As of July 31, 2009, the Company had made total cash payments of $1,089,193 and was issued 482,143 common shares of the Company.

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010
(Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

4. MINERAL RIGHTS (continued)

     Mineral properties expenditures are summarized as follows:

                                    Three Months     Three Months     Six months      Six months        Inception
                                       ended            ended           ended           ended       (March 23, 2006) to
                                     January 31,      January 31,     January 31,     January 31,       January 31,
                                        2010             2009            2010            2009              2010
                                     ----------       ----------      ----------      ----------        ----------
Juniper Ridge
  Acquisition                         $     --        $ 69,538        $      --       $  95,471        $   154,062
  Camp and field supplies                   --              --               --              --             12,309
  Drilling                                  --             898               --          (2,540)           124,309
  Geological and geophysical            (1,125)         12,443          (11,105)         14,183            410,083
  Travel and accommodation                  --              --               --              --             11,825
                                      --------        --------        ---------       ---------        -----------
                                        (1,125)         82,879          (11,105)        107,114            713,336
                                      --------        --------        ---------       ---------        -----------
Sky:
  Claim maintenance                         --              --               --              --              6,611
  Assaying, testing and analysis            --              --               --              --             13,063
  Camp and field supplies                   --              --               --              --             19,459
  Drilling                                  --              --               --              --            319,594
  Geological and geophysical                --              --               --              --            136,258
  Travel and accommodation                  --              --               --              --              5,015
                                      --------        --------        ---------       ---------        -----------
                                            --              --               --              --            500,000
                                      --------        --------        ---------       ---------        -----------
Jeep:
  Claim maintenance                         --              --               --              --             32,077
  Assaying, testing and analysis            --              --               --              --                951
  Camp and field supplies                   --              --               --              --              7,052
  Drilling                                  --              --               --              --             88,344
  Geological and geophysical                --              --               --              --             33,734
  Travel and accommodation                  --              --               --              --              5,116
                                      --------        --------        ---------       ---------        -----------
                                            --              --               --              --            167,274
                                      --------        --------        ---------       ---------        -----------
Texas Database:
  Geological and geophysical                --              --               --              --            113,880
                                      --------        --------        ---------       ---------        -----------
                                            --              --               --              --            113,880
                                      --------        --------        ---------       ---------        -----------
Beck:
  Claim maintenance                         --              --               --          22,126            108,933
  Assaying, testing and analysis            --              --               --           1,061              7,172
  Camp and field supplies                   --              --               --              --              2,756
  Geological and geophysical                --              --               --          97,472            262,965
  Permits                                   --              --               --             566             64,871
  Travel and accommodation                  --              --               --          14,470             36,528
                                            --              --               --         201,487            592,743
                                      --------        --------        ---------       ---------        -----------
                                      $ (1,125)       $ 82,879        $ (11,105)      $ 308,601        $ 2,087,233
                                      ========        ========        =========       =========        ===========

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010
(Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

     The Company paid $221,575 and issued 221,625 shares as finders' fees in connection with the private placements of February 20 and 28, 2007. Additional issuance costs totalled $35,930 in connection with these private placements. The shares issued as finders' fees had a fair value of $94,731.

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010
(Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

     Stock options are summarized as follows:

                                                                     Weighted
                                                      Number of      Average
                                                       Options    Exercise Price
                                                       -------    --------------

     Balance at July 31, 2009 and January 31, 2010    1,600,000        $ 2.25

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010
(Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

5. COMMON STOCK (Continued)

     Stock Options (continued)

     At January 31, 2010, the following stock options were outstanding and exercisable:

      Number of                  Aggregate                        Number of      Aggregate
       Options       Exercise    Intrinsic                         Options       Intrinsic
     Outstanding      Price        Value       Expiry Date       Exercisable       Value
     -----------      -----        -----       -----------       -----------       -----
      1,000,000       $2.70       $  --      March 16, 2012         750,000       $   --
        100,000       $3.05       $  --      April 13, 2012          75,000       $   --
        500,000       $1.20       $  --      December 3, 2012       250,000       $   --
      ---------                   -----                           ---------       ------
      1,600,000                   $  --                           1,075,000       $   --
      =========                   =====                           =========       ======

     The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company's closing stock price of $0.03 per share as of January 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of January 31, 2010 and 2009 was $Nil. As of January 31, 2010, 1,075,000 (2009 -
     1,025,000) outstanding options were vested and exercisable and the weighted average exercise price was $2.38 (2009 - $2.25). The total intrinsic value of options exercised during the three months ended January 31, 2010 and 2009 was $Nil.

     The following table summarizes information regarding the non-vested stock purchase options outstanding as of January 31, 2010.

                                                                      Weighted
                                                                       Average
                                                      Number         Grant-Date
                                                    of Options       Fair Value
                                                    ----------       ----------
     Non-vested options at July 31, 2009 and
      January 31, 2010                               525,000           $1.48

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010
(Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

5. COMMON STOCK (Continued)

     Stock-based Compensation

     Total stock based compensation recognized during the quarters ended January 31, 2010 and 2009 in respect of options granted in prior periods was $58,418 and $171,185 respectively, which has been recorded in the
     Statements of Operations with corresponding additional paid-in capital recorded in stockholders' equity as follows:

                          Three Months     Three Months      Six months      Six months        Inception
                             ended            ended            ended           ended       (March 23, 2006) to
                           January 31,      January 31,      January 31,     January 31,       January 31,
                              2010             2009             2010            2009              2010
                           ----------       ----------       ----------      ----------        ----------
     EXPENSES:
       Consulting fees     $     (166)      $     (483)      $     (155)     $   (8,114)       $  222,982
       Management fees         58,584          171,668          124,653         373,235         3,600,785
                           ----------       ----------       ----------      ----------        ----------
                           $   58,418       $  171,185       $  124,498      $  365,121        $3,823,767
                           ==========       ==========       ==========      ==========        ==========

     The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted:

                                              Six months          Six months
                                                ended               ended
                                              January 31,         January 31,
                                                 2010                2009
                                            -------------       -------------
     Risk-free interest rate                1.31% - 4.59%       1.96% - 4.59%
     Expected life of options (years)       2.13  - 2.84        3.20  - 4.00
     Expected volatility                     119% -  234%        119% -  234%
     Dividend rate                                     0%                  0%

6. RELATED PARTY TRANSACTIONS

     The Company paid or accrued management fees of $54,500 to two directors of the Company (2009 - $120,000). At January 31, 2010, included in accounts payable and accrued liabilities was $54,500 owed to directors for management fees (2009 - $32,500). These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010
(Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

8. RECLAMATION BONDS

     On May 7, 2009 the Company remitted $62,400 to the State of Colorado Department of Mined Land Reclamation and Safety, in order to replace $130,400 of existing reclamation bonds received by the Company. The Company confirmed with the State that the approved remediation process had been completed on some of the Company's site exploration activities. The process resulted in the Company receiving $130,400 from the State and will hold $62,400 in reclamation bonds over existing properties in Colorado. The Company will apply for the return of these funds once the State has inspected the properties to insure that the Company has completed all of the required remediation on site exploration. The Company expects to make application early in 2010.

9. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

     For the three months ended October 31, 2009, the Company issued 3,921,808 common shares to settle an aggregate debt of $204,763, of which $152,500 was with two officers and directors of the Company and the remaining $52,263 was with a consultant. The amounts have been excluded from cash flows from financing activities.

     For the six months ended January 31, 2010, the Company did not have non-cash transactions in investing and financing activities.

10. SUBSEQUENT EVENTS

     The Company has evaluated events subsequent to January 31, 2010 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through March 18, 2010, the date these financial statements were issued and have been disclosed such items in Note 10, "Subsequent event" herein. On February 18, 2010, a lender unrelated to the Company loaned the Company a total of $125,000 pursuant to a promissory note requiring interest at 10% per annum and payable on demand. On or about the same time the Company assigned it interest in the Recoverable Reclamation Bonds (Note 8) to two directors and a consultant in respect of certain amounts due to them.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CORPORATE HISTORY

The Company was incorporated in the State of Nevada on March 23, 2006 with the name of Hoopsoft Development Corp. On January 23, 2007, we changed our name to "Yellowcake Mining Inc."

We are an Exploration Stage company, as defined by the Financial Accounting Standards Board and the Securities and Exchange Commission Industry Guide 7. Our principal business is the acquisition and exploration of mineral property interests in the United States. We currently hold four lode mining claims comprising approximately 60 acres which we will continue to maintain in regulatory compliance. Currently, we have no agreements to explore, develop or mine any properties.

CURRENT STATUS OF EXPLORATION PROJECTS

Due to the current market price of uranium, the down-turn of the world economy, financing availability and our inability to raise adequate financing, we have put all of our exploration projects on hold. We will continue to monitor the uranium market financing possibilities and other commercially feasible mining opportunities.

MATERIAL CHANGES IN FINANCIAL CONDITION

We continue to manage our financial position and activities in a manner to maximize the benefit of our current assets.

We continue to maintain in good standing four lode mining claims comprising approximately 60 acres in the Uravan district in Colorado. These claims are valid until Aug 31, 2010. Renewal fees are due before that time. There is no reason to renew these claims at this time. They no longer have any commercial value.

WORKING DEFICIENCY

Our financial condition for the three months ended January 31, 2010 and the changes between those periods for the respective items are summarized as follows:

                                      January 31, 2010       July 31, 2009
                                      ----------------       -------------
     Current Assets                      $   5,384             $  48,020
     Current Liabilities                   217,937               306,587
                                         ---------             ---------
     Working Capital Deficiency          $(215,553)            $(258,567)
                                         =========             =========

Our working capital deficiency decreased by 17% due to a decrease in our liabilities, principally because of decreases in all of our expenses except for our Investor relations expense.

CASH FLOWS

                                                         Six Months Ended
                                                            January 31,
                                                      2010               2009
                                                   ---------          ---------
     Net cash used in Operating Activities         $ (27,659)         $(578,810)
     Net cash provided by (used in) Investing
     Activities                                          162               (647)
                                                   ---------          ---------
     Decrease In Cash during the period            $ (27,497)         $(579,457)
                                                   =========          =========

CASH USED IN OPERATING ACTIVITIES

During the six months ended January 31, 2010 our cash used in operating activities decreased by 95% when compared to the prior year due to a reduction in operations.

CASH FROM FINANCING ACTIVITIES

During the six months ended January 31, 2010 there were no cash financing activities.

CASH USED IN INVESTING ACTIVITIES

During the six months ended January 31, 2010 our cash used in investing activities went from ($647) to $162 because of a refund of advance not utilized.

MATERIAL CHANGES IN RESULTS OF OPERATION

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended July 31, 2009 and our unaudited financial statements for the period ended January 31, 2010.

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

EXPENSES

The tables below show our operating results for the three and six months ended January 31, 2010 and 2009:

                                                   Three Months Ended               Six Months Ended
                                                       January 31,                     January 31,
                                                  2010             2009           2010             2009
                                               ----------       ----------     ----------       ----------
     Revenues                                  $      --        $      --      $      --        $       --
     Expenses
       Consulting fees                              (321)          42,279         11,817            68,365
       General and administrative                 30,503           37,542         48,581            70,521
       Impairment of mineral interests                --                1             --                 1
       Investor relations                            765              392          1,521               392
       Management fees                            80,584          231,668        179,154           493,235
       Mineral property interests (Note 4)        (1,125)          82,879        (11,105)          308,601
       Financing costs                                --               --             --                --
       Professional fees                          40,710           79,462         53,441           126,920
                                               ---------        ---------      ---------        ----------
     Total Expenses                            $ 151,116        $ 474,223      $ 283,409        $1,068,035
                                               =========        =========      =========        ==========

CONSULTING FEES

For the three months ended January 31, 2010, our consulting expenses resulted in an income of $321 compared to an expense of $42,279 for the three months ended January 31, 2009. This decrease was due to a reduction in activity and a refund of an advance not utilized.

For the six months ended January 31, 2010, our consulting expenses were $11,817 compared to an expense of $68,365 for the six months ended January 31, 2009. This decrease was due to the reduction in activities.

GENERAL AND ADMINISTRATIVE

For the three months ended January 31, 2010, our general and administrative expenses were $30,503 compared to an expense of $37,542 for the three months ended January 31, 2009. This decrease was due to the reduction in activities and a reduction in office rent.

For the six months ended January 31, 2010, our general and administrative expenses were $48,581 compared to an expense of $70,521 for the six months ended January 31, 2009. This decrease was due to the reduction in activities and a reduction in office rent.

INVESTOR RELATIONS

For the three months ended January 31, 2010, our investor relations expenses were $765 compared to an expense of $392 for the three months ended January 31, 2009. This increase was due to additional reportable events in the quarter requiring additional disclosure.

For the six months ended January 31, 2010, our investor relations expenses were $1,521 compared to an expense of $392 for the six months ended January 31, 2009. This increase was due to additional reportable events requiring disclosure.

MANAGEMENT FEES

For the three months ended January 31, 2010, our management fee expenses were $80,584 compared to an expense of $231,668 for the three months ended January 31, 2009. This decrease was due to the reduction in activities.

For the six months ended January 31, 2010, our management fee expenses were $179,154 compared to an expense of $493,235 for the six months ended January 31, 2009. This decrease was due to the reduction in activities.

MINERAL PROPERTY INTERESTS

For the three months ended January 31, 2010, our mineral property interests expense was $(1,125) compared to an expense of $82,879 for the three months ended January 31, 2009. This reduction in mineral property interests expense was due to reducing the company interest in the Beck-Uravan project.

For the six months ended January 31, 2010, our mineral property interests expense was $(11,105) compared to an expense of $308,601 for the six months ended January 31, 2009. This reduction in mineral property interests expense was due to reducing the company interest in the Beck-Uravan project.

PROFESSIONAL FEES

For the three months ended January 31, 2010, our professional fees expense was $40,710 compared to an expense of $79,462 for the three months ended January 31, 2009. This reduction in professional fees expense was due to reduction of activities.

For the six months ended January 31, 2010, our professional fees expense was $53,441 compared to an expense of $126,920 for the six months ended January 31, 2009. This reduction in professional fees expense was due to reduction of activities.

ANTICIPATED CASH REQUIREMENTS

We estimate that our total expenditures over the next 12 months will be approximately $65,000. Our plan of operations for the next 12 months is to complete the following objectives:

            Expense                                      Cost
            -------                                    -------
     Consulting fees                                   $    --
     General and administrative                         10,000
     Impairment of mineral interests                        --
     Investor relations                                     --
     Management fees                                        --
     Mineral property interests                          5,000
     Financing costs                                    30,000
     Professional fees                                  20,000
                                                       -------
     TOTAL                                             $65,000
                                                       =======


OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB ACCOUNTING STANDARDS CODIFICATION -- Effective for interim and annual periods ending after September 15, 2009, the FASB has defined a new hierarchy for U.S. GAAP and established the FASB Accounting Standards Codification (ASC) as the sole source for authoritative guidance to be applied by nongovernmental entities. The adoption of the ASC changes the manner in which U.S. GAAP guidance is referenced, but it does not have any impact on our financial position or results of operations

In April 2009, the FASB issued additional disclosure requirements related to fair values, which are included in ASC 820, "INTERIM DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS." The provisions require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in the annual financial statements. The required disclosures were effective for interim reporting periods ending after June 15, 2009. The adoption of the provision did not have a material impact on the Company's statements of financial position, results of operations and cash flows.

In August 2009, the FASB issued ASU No. 2009-05, "MEASURING LIABILITIES AT FAIR VALUE," or ASU 2009-05, which amends ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses
a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company's consolidated financial statements.

In December 2007, the FASB issued ASC 805-10 "Business Combinations" to business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before the effective date. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB also issued ASC 810-10,, "NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. ASC 810-10 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. ASC 810-10 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. ASC 810-10is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In March 2008, the FASB issued guidance included ASC 815-10 DERIVATIVE AND HEDGING which seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for and how derivatives affect a company's financial position, financial performance and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application of the standard was encouraged, as well as comparative disclosures for earlier periods at initial adoption. The adoption of the provision did not have a material effect on the Company's financial

In May 2009, the FASB issued ASC No. 855 "Subsequent Events" ("SFAS 165"). ASC No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC No. 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC No. 855 is effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events through March 18, 2010 which represents the date on which the financial statements were issued and has disclosed such items in Note 10.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

MINERAL PROPERTY AND EXPLORATION COSTS

Exploration costs are expensed as incurred. Development costs are expensed until it has been established that a mineral deposit is commercially mineable and a production decision has been made by the Company to implement a mining plan and develop a mine, at which point the costs subsequently incurred to develop the mine on the property prior to the start of mining operations are capitalized.

The Company capitalizes the cost of acquiring mineral property interests, including undeveloped mineral property interests, until the viability of the mineral interest is determined. Capitalized acquisition costs are expensed if it is determined that the mineral property has no future economic value. Exploration stage mineral interests represent interests in properties that are believed to potentially contain (i) other mineralized material such as measured, indicated or inferred resources with insufficient drill hole spacing to qualify as proven and probable mineral reserves and (ii) other mine-related or greenfield exploration potential that are not an immediate part of measured or indicated resources. Mineral rights are generally enforceable regardless of whether proven and probable reserves have been established.

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property's total carrying value. Management of our company reviews the carrying value of each mineral property periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value.

At July 31, 2008, we made the decision to write down our investment in the Juniper Ridge property to $1.00 due to management's projected mid and long term uranium market pricing which we believe will be below the cost of development and extraction on these properties. At December 29, 2008, we terminated our joint venture with Strathmore Minerals, Corp and as such we have written off our investment and receivable/prepayment with respect to the Juniper Ridge property and we wrote off the net book value of $1.00 on the property for the fiscal year ended July 31, 2009. We decided to terminate the agreements related to the Uravan-Beck project because it currently does not have sufficient cash on hand to continue the exploration program and to meet the cash payments requirement on the property. We do not believe that we would be able to raise the money that we require on acceptable terms. We also believe that any potential uranium deposits that might be discovered on the property would not be commercially feasible to develop further at this time because of low market prices for uranium, and the potential of discovering enough uranium to recoup the investment in the property is low. Our management has used its best effort to re-negotiate the terms and conditions of the option agreements with American Nuclear Fuels but the efforts to restructure were unsuccessful. On May 15, 2009, we formally terminated its master option agreement with American Nuclear Fuels as well as six lease and option agreements with individual claimholders regarding the Uravan-Beck Project. Consequently, the carrying value of the mineral interests has been written off to $NIL at July 31, 2009 and January 31, 2010.

ASSET RETIREMENT OBLIGATIONS

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company will record an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our company will reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed; our company will accordingly update its assessment. As of January 31, 2010, we had not undertaken major drilling activity on our properties and had not incurred significant reclamation obligations. As such, no asset retirement obligation accrual was made in the January 31, 2010 and January 31, 2009 financial statements.

STOCK-BASED COMPENSATION

Management has made significant assumptions and estimates determining the fair market value of stock-based compensation granted to employees and non-employees. These estimates have an effect on the stock-based compensation expense recognized and the additional paid-in capital and share capital balances on our company's Balance Sheet. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. For non-employees, such amount is revalued on a quarterly basis. To date, substantially all of our stock option grants have been to directors and employees. Increases in our share price will likely result in increased stock option compensation expense. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted for the purposes of the Black-Scholes calculation is the term of the award since all grants are to non-employees. Because our company has only recently become a mineral exploration company, the expected volatility is based on comparable junior mineral exploration companies who granted similar term options. These estimates involve inherent uncertainties and the application of management judgment.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period ended January 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PLAN FOR REMEDIATION OF MATERIAL WEAKNESSES

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate our material weaknesses in internal controls when we are able to do so financially and when the timing is appropriate for the Company. We do not know what further measures we will take, when we will take them or how much they will cost.

CERTIFICATIONS

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this quarterly report on Form 10-Q.

                           PART II - OTHER INFORMATION

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

A mineral reserve is defined by the Securities and Exchange Commission (`SEC") in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

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

URANIUM PRICES ARE HIGHLY VOLATILE. IF A PROFITABLE MARKET DOES NOT EXIST, WE MAY HAVE TO CEASE OPERATIONS.

Uranium prices have been highly volatile, and are affected by numerous international economic and political factors which Yellowcake has no control. The current spot price of $40.50 at February 26, 2010 per pound is down from $44.00 on February 26, 2009. Uranium is primarily used for power generation in nuclear power plants, and the number of customers is somewhat limited in comparison to other global commodities. The price of uranium is affected by numerous factors beyond our control, including the demand for nuclear power, increased supplies from both existing and new uranium mines, sales of uranium from existing government stockpiles, and political and economic conditions. Our company's long-term success is highly dependent upon the price of uranium, as the economic feasibility of any ore body discovered on its properties would in large part be determined by the prevailing market price of uranium. If a profitable market does not exist, we may have to cease operations. At the present time, we have estimated the development of exploration costs exceed our forecast long term Uranium price. We may not recover our investments from the existing properties and investors could lose their entire investment in our company.

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

WE HAVE A HISTORY OF LOSSES AND HAVE A DEFICIT, WHICH RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception (March 23, 2006) to January 31, 2010 was $20,271,468. We had cash in the amount of $4,259 as of January 31, 2010 which is not expected to meet our planned cash requirements for the ensuing year. We cannot provide assurances that we will be able to successfully explore our properties and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on our audited financial statements for the year ended July 31, 2009. Our audited financial statements for the year ended July 31, 2009 don't include adjustments for this uncertainty. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND FINRA'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules; which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

FINRA'S SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission (see above for a discussion of penny stock rules), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

ISSUANCE OF PROMISSORY NOTE

On February 18, 2010, a lender unrelated to our company loaned to our company a total of US$125,000. As evidence of the loan, we have executed and delivered a promissory note dated February 18, 2010, in the principal amount of US$125,000, to be paid on demand with interest at 10% per annum.

CHANGE OF DIRECTORS AND OFFICERS

On February 24, 2010, William Tafuri resigned as our President, Chief Executive Officer, Secretary, Treasurer and a director of our company. To fill the vacancy on our board created by the resignation of William Tafuri, our company appointed Lisa Lopomo as a director of our company on February 24, 2010. We also appointed Lisa Lopomo as our President, Chief Executive Officer, Secretary and Treasurer in place of William Tafuri.

Also, on February 24, 2010, James Malone and Richard Klatt resigned as directors of our company.

Ms. Lisa Lopomo is President, Secretary, Treasurer, CFO and sole Director of the company. She has been an independent business consultant for the past 9 years.

Her experience includes working with management of public and privately-held companies to maximize productivity as well as general corporate matters. Ms. Lopomo has experience in various industries including automotive, solar, pet care and resources. Most recently Ms. Lopomo was the founder of publicly traded Purden Lake Resource Corp.

There were no family relationships between Lisa Lopomo and any director or executive officer or former director or executive officer of our company.

We have not been party to any transaction with Lisa Lopomo, since the beginning of our last fiscal year, or any currently proposed transaction with Lisa Lopomo, in which we were or will be a participant and where the amount involved exceeds $120,000, and in which Ms. Lopomo had or will have a direct or indirect material interest.

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT.

(a) Effective March 10, 2010, we dismissed BDO Dunwoody LLP as our independent principal accountant and we engaged the accounting firm of Bernstein & Pinchuk LLP, ("B&P") as our new independent registered public accounting firm. The decision to dismiss BDO and to appoint B&P was recommended and approved by our board of directors, which acts as our audit committee.

     BDO's reports in our audited financial statements contained in our annual reports on Form 10-K for the fiscal years ended July 31, 2008 and 2009 did not contain any adverse opinions or disclaimers of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that they did contain going concern qualifications. During the two most recent fiscal years and the subsequent interim period, there were no disagreements with BDO, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to BDO's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on our financial statements. During the two most recent fiscal years, and in the subsequent interim periods through the date of dismissal of BDO, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K) with BDO.

     BDO has furnished us with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements.

(b) On March 10, 2010, we engaged B&P as our independent accountant. During the two most recent fiscal years and the subsequent interim periods through the date of appointment, we have not consulted with B&P regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has B&P provided to us a written report or oral advice that B&P concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue. In addition, during such periods, we have not consulted with B&P regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

     We have provided a copy of the disclosures in this report to B&P and offered them the opportunity to furnish a letter to the Commission contemplated by Item 304(a)(2)(ii)(D) of Regulation S-K. Bernstein has advised that it does not intend to furnish such a letter to the Commission.

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

Exhibit
Number                               Description
------                               -----------

10.2 Form of Overseas Subscription Agreement (attached as an exhibit to our current report on Form 8-K, filed on February 22, 2007)
10.3 Form of US Subscription Agreement (attached as an exhibit to our current report on Form 8-K, filed on February 22, 2007)
10.4 Option and Joint Venture Agreement dated March 14, 2007 between our company and Strathmore Minerals Corp. (attached as an exhibit to our current report on Form 8-K, filed on March 16, 2007)
10.5 Letter of Intent dated April 5, 2007 between our company and Strathmore Minerals Corp. (attached as an exhibit to our current report on Form 8-K, filed on April 10, 2007)
10.6 Letter of Intent dated April 12, 2007 between our company and Strathmore Minerals Corp. (attached as an exhibit to our current report on Form 8-K, filed on April 19, 2007)
10.7 Investor Relations Agreement with Carson Seabolt dated June 15, 2007 (attached as an exhibit to our current report on Form 8-K, filed on July 12, 2007)
10.8 Amended Letter of Intent with Strathmore Resources (US) Ltd. dated July 23, 2007 regarding the Jeep Project (attached as an exhibit to our current report on Form 8-K, filed on July 31, 2007)
10.9 Amended Letter of Intent with Strathmore Resources (US) Ltd. dated July 23, 2007 regarding the Sky Project (attached as an exhibit to our current report on Form 8-K, filed on July 31, 2007
10.10 Stock Option Plan (attached as an exhibit to our current report on Form 8-K, filed on July 31, 2007)
10.11 Form of Master Agreement Concerning Lease and Option for Purchase and Sale of Mining Properties (Mining Claims, Montrose County, Colorado) (attached as an exhibit to our current report on Form 8-K filed on January 7, 2008)
10.12 Limited Liability Company Operating Agreement dated effective December 31, 2007 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on May 1, 2008)
10.13 Jeep Project Termination Agreement dated April 21, 2008 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on May 1, 2008)
10.14 Sky Project Termination Agreement dated April 21, 2008 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on May 1, 2008)
10.15 Juniper Ridge Project Termination Agreement dated December 29, 2008 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on January 2, 2009)
10.16 American Nuclear Fuels (Colorado) LLC Standstill Agreement dated March 16, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on March 23, 2009)
10.17 Relinquishment and Surrender of Lease and Option with Beckworth Corporation dated May 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 15, 2009)
10.18 Relinquishment and Surrender of Lease and Option with Energy Venture LLC and Uravan Land and Cattle Company LLC dated May 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 15, 2009)
10.19 Relinquishment and Surrender of Lease and Option with Bruce L. Beck dated May 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 15, 2009)
10.20 Relinquishment and Surrender of Lease and Option with Bedrock Development Corp. dated May 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 15, 2009)
10.21 Relinquishment and Surrender of Lease and Option with Eagle Venture Group LLC dated May 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 15, 2009)
10.22 May 15, 2009 letter to American Nuclear Fuels (Colorado) LLC terminating the master agreement (attached as an exhibit to our quarterly report on Form 10-Q filed on June 15, 2009)
14.1 Code of Ethics (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)
16.1 Letter on change in certifying accountant (attached as an exhibit to our current report on Form 8-K, filed on June 14, 2007 and amended on July 12, 2007)
16.2*     Letter on change in certifying accountant
31.1*     Section 302 Certification under Sarbanes-Oxley Act Of 2002
32.1*     Section 906 Certification under Sarbanes- Oxley Act Of 2002
99.1 Audit Committee Charter (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)
99.2 Nominating Committee Charter (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)

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

Dated: March 18, 2010