Form 10-Q
period 2010-04-30
YELLOWCAKE MINING INC.
filed 2010-06-18
CIK 1375483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2010
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,335,576 shares of common stock are issued and outstanding as of June 17, 2010.

ii

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION [INSERT PAGE NUMBER]
ITEM 1 FINANCIAL STATEMENTS [INSERT PAGE NUMBER]
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS [INSERT PAGE NUMBER]
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK [INSERT PAGE NUMBER]
ITEM 4T. CONTROLS AND PROCEDURES [INSERT PAGE NUMBER]
PART II – OTHER INFORMATION [INSERT PAGE NUMBER]
ITEM 1. LEGAL PROCEEDINGS. [INSERT PAGE NUMBER]
ITEM 1A. RISK FACTORS [INSERT PAGE NUMBER]
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS [INSERT PAGE NUMBER]
ITEM 3. DEFAULTS UPON SENIOR SECURITIES [INSERT PAGE NUMBER]
ITEM 4. [REMOVED AND RESERVED] [INSERT PAGE NUMBER]
ITEM 5. OTHER INFORMATION [INSERT PAGE NUMBER]
ITEM 6. EXHIBITS [INSERT PAGE NUMBER]
SIGNATURES [INSERT PAGE NUMBER]

iii

PART I – FINANCIAL INFORMATION

Forward Looking Statements

This quarterly report contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors” of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Yellowcake" mean Yellowcake Mining Inc., unless the context clearly requires otherwise.

ITEM 1 FINANCIAL STATEMENTS

YELLOWCAKE MINING INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(unaudited)

(Expressed in United States Dollars)

April 30, 2010

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in US dollars)

	April 30, 2010 (unaudited)	July 31, 2009

ASSETS

Current assets
Cash	$5,570	$31,756

Prepaid expenses	-	16,264

Total current assets	5,570	48,020

Office equipment, net	647	809
Reclamation bonds	62,400	62,400

	$68,617	$111,229

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$128,561	$306,587
Demand Loan	125,000	-
	253,561	306,587
Stockholders’ Deficiency
Common stock, 750,000,000 shares authorized with a par value of $0.001 (issued and outstanding: April 30, 2010 - 55,335,576 and July 31, 2009- 51,413,768)	55,336	51,414
Additional paid-in capital	20,087,221	19,747,716
Deficit accumulated during the exploration stage	(20,327,501)	(19,994,488)

Total stockholders’ deficiency	(184,944)	(195,358)

	$68,617	$111,229

See notes to financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in US dollars)
(Unaudited)

	Three Months ended April 30, 2010	Three Months ended April 30, 2009	Nine months ended April 30, 2010	Nine months ended April 30, 2009	Inception (March 23, 2006) to April 30, 2010
Revenues	-	-	-	-	-
Expenses
Consulting fees	$(24)	$18,358	$11,793	$86,723	$485,011
General and administrative	5,036	23,883	53,617	94,404	350,864
Impairment of mineral interests	-	1,324,416	-	1,324,417	11,681,559
Investor relations	(765)	737	756	1,129	209,633
Management fees	14,189	170,759	193,343	663,994	4,105,560
Mineral property interests	-	-	(11,105)	308,601	2,087,233
Financing costs	-	-	-	-	709,200
Professional fees	31,168	45,652	84,609	172,572	838,320

Loss from operations	(49,604)	(1,583,805)	(333,013)	(2,651,840)	(20,467,380)
Interest income	-	302	-	1,187	139,879

Net Loss	(49,604)	(1,583,503)	$(333,013)	$(2,650,653)	$(20,327,501)

Basic and diluted loss per share	$(0.00)	(0.03)	$(0.00)	$(0.05)

Weighted average number of shares outstanding	55,335,576	51,413,768	55,048,264	51,413,768

See notes to financial statements.

YELLOWCAKE MINING INC.(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(unaudited)

	Nine months ended April 30, 2010	Nine months ended April 30, 2009	Inception (March 23, 2006) to April 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(333,013)	$(2,650.653)	$(20,327,501)
Adjustments to reconcile net loss to cash used in operating activities: Items not affecting cash: Stock-based compensation	138,664	474,987	3,837,933
Write off of mineral interests	-	1,324,417	11,681,559

Changes in assets and liabilities:
Accounts receivable	-	65,000	-
Prepaid expenses	16,264	(1,070)	-
Exploration advances	-	107,114	-
Accounts payable and accrued liabilities	26,737	45,008	333,324
Net cash used in operating activities	(151,348)	(635,197)	(4,474,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term loan	-	8,801	-
Proceeds from demand loan	125,000		125,000
Proceeds from issuance of capital stock	-	-	5,707,495
Net cash provided by financing activities	125,000	8,801	5,832,495

CASH FLOWS FROM INVESTING ACTIVITIES
(Acquisition) disposal of office equipment	162	(809)	(647)

Reclamation bond	-	-	(62,400)
Acquisition of mineral rights	-	-	(1,289,193)
Net cash provided by (used in) investing activities	162	(809)	(1,352,240)

Change in cash during the period	(26,186)	(627,205)	5,570

Cash, beginning of period	31,756	651,453	-

Cash, end of period	$5,570	$24,248	$5,570

Cash paid for interest during the period	$-	$-

Cash paid for income taxes during the period	$-	$-

Supplemental Disclosure with respect to Cash flows (Note 9)

See notes to financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
For the Period from March 23, 2006 (Date of Inception) to April 30, 2010
(Expressed in US dollars)
(unaudited)

	Number of common shares	Par Value	Additional Paid-in Capital	Deficit Accumulated during the Exploration Stage	Total Stockholders’ Equity ( Deficiency)

Balance, March 23, 2006 (date of inception)	-	$-	$-	$-	$-
Shares issued:
Initial capitalization	60,000,000	60,000	(58,000)	-	2,000
Private placement	31,800,000	31,800	21,200	-	53,000
Net loss for the period	-	-	-	(9,134)	(9,134)

Balance, July 31, 2006	91,800,000	91,800	(36,800)	(9,134)	45,866
Shares issued:
Private placements	6,131,625	6,132	5,903,868	-	5,910,000
Acquisition of mineral rights	9,000,000	9,000	10,148,143	-	10,157,143
Shares returned to treasury	(56,000,000)	(56,000)	56,000	-	-
Share issue costs	-	-	(257,505)	-	(257,505)
Stock-based compensation	-	-	2,370,719	-	2,370,719
Net loss for the year	-	-	-	(4,121,534)	(4,121,534)
Balance, July 31, 2007	50,931,625	50,932	18,184,425	(4,130,668)	14,104,689
Shares issued:
Acquisition of mineral rights	482,143	482	234,741	-	235,223
Stock-based compensation	-	-	787,828	-	787,828
Net loss for the year	-	-	-	(13,007,493)	(13,007,493)
Balance, July 31, 2008	51,413,768	51,414	19,206,994	(17,138,161)	2,120,247
Stock-based compensation	-	-	540,722	-	540,722
Net loss for the year	-	-	-	(2,856,327)	(2,856,327)
Balance, July 31, 2009	51,413,768	51,414	19,747,716	(19,994,488)	(195,358)
Shares issued for debt	3,921,808	3,922	200,841		204,763
Stock-based compensation (Note 5)			138,664		138,664
Net loss for the period				(333,013)	(333,013)
Balance, April 30, 2010 (Unaudited)	55,335,576	$55,336	$20,087,221	$(20,327,501)	$(184,944)

See notes to financial statements.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010 (Expressed in US dollars)
(unaudited)

1.	BASIS OF PRESENTATION

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended July 31, 2009. The results of operations for the nine-month period ended April 30, 2010 are not necessarily indicative of the results to be expected for the year ending July 31, 2010.

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $20,327,501 since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010 (Expressed in US dollars)
(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mineral Rights and Mineral Property Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date, the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions ASC 410 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long –lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at April 30, 2010, any potential costs relating to the future retirement of the Company’s mineral property have not yet been determined.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

Asset Retirement Obligations

The Company records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets in accordance with ASC 410, "Accounting for Asset Retirement Obligations". The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. At April 30, 2010 and 2009, the Company has not accrued any asset retirement obligations.

Impairment of long-lived assets

Long-lived assets are continually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended July 31, 2009, the Company recognized an impairment of $1,324,417 in respect of one of its mineral properties.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with ASC 830 “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date.  Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010 (Expressed in US dollars)
(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest currency or credit risks arising from these financial instruments.

Environment Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probably, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Income Taxes

The Company follows the accrual method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At April 30, 2010, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with ASC 260-10-45 “Earnings per Share”, (SFAS 128) which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments. Basic loss and diluted loss per share are equal.

Stock based Compensation

The Company records stock-based compensation in accordance with ASC 718 “Accounting for Stock- based Compensation” ,and applied the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of the adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption. Prior to the adoption of ASC 718, the Company did not issue any compensation awards  The Company recorded compensation expense of $14,166 and $109,866 for the three moths ended April 30, 2010 and 2009.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010 (Expressed in US dollars)
(unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815.  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance became effective for the Company’s interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, Subsequent Events (“ASC 855”).  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).  This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements.  The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010 (Expressed in US dollars)
(unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS, Continued

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010 (Expressed in US dollars)
(unaudited)

4.       MINERAL RIGHTS

Juniper Ridge

On March 14, 2007, the Company entered into an option and joint venture agreement with Strathmore Minerals Corp. (“Strathmore Mineral”) on the Baggs, Juniper Ridge Project properties located in Wyoming.  The Company was granted sole and exclusive rights to earn-in an 80% interest in the properties.  Under the terms of the original agreement, the Company was required to make cash payments of $500,000 in various stages as follows: $100,000 upon closing of the option agreement (paid) and $100,000 on each of the first (paid), second, third and fourth anniversary. The Company also issued 9,000,000 shares of common stock to Strathmore upon closing of the agreement (issued).  The Company also was required to incur expenditures of $1,600,000 per year for a period of 5 years for a total commitment of $8,000,000.  The Company will earn 40% of the optioned interest upon spending $4,000,000.  The Company was to earn the remaining 40% of the optioned interest by spending an additional $4,000,000 during the 5-year term and by paying a royalty of 3% on the optioned portion on all future production.

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

Jeep

The Company entered into an option and joint venture agreement with Strathmore Resources (US) Ltd (“Resources”)., a related party under a common director, to explore, develop and mine the Jeep property located in Gas Hills, Freemont County, Wyoming. Under the agreement, the Company has sole and exclusive rights from Resources. to earn-in a 60% interest in the Jeep property in consideration of the Company’s incurring a total of $10,000,000 in expenditures on the Jeep property. The first expenditures in the amount of $250,000 must be met on or before September 29, 2008, with additional expenditures of:  $1,250,000 to be expended during the twelve months ended September 29, 2009, $1,500,000 to be expended during the twelve months ended September 29, 2010, $2,000,000 to be expended during the twelve months ended September 29, 2011, $2,000,000 to be expended during the twelve months ended  September 29, 2012 and $3,000,000 to be expended during the twelve months ended September 29, 2013.  The option agreement was terminated on April 21, 2008.

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010 (Expressed in US dollars)
(unaudited)

4.       MINERAL RIGHTS - Continued

Beck

On May 15, 2009, the Company terminated its master option agreement with American Nuclear Fuels, as well as six lease and option agreements with individual claimholders, to purchase 185 mining claims, approximating 3,700 acres, in the Uravan uranium belt, Montrose County, Colorado, also known as the Beck Project. The Company had originally entered into these agreements on December 28, 2007. They had agreed to pay a total   of $5,968,750 in cash and the issue of 2,765,625 shares of the Company’s common stock, payable over 5 years as follows:

Date	Cash		Number of Shares

October 3, 2007( stand still payment)	$125,000	*	-
December 15, 2007 (stand still extension)	250,000	*	-
December 28, 2007	80,357	*	65,179	*
March 31, 2008	321,429	*	260,714	*
June 15, 2008	312,407	*	156,250	*
December 15, 2008	1,035,714		517,857
December 15, 2009	1,000,000		500,000
December 15, 2010	1,000,000		500,000
December 15, 2011	1,000,000		500,000
December 15, 2012	843,750		265,625
Total	$5,968,657		2,765,625

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

Management of the Company has used its best effort to re-negotiate the terms and conditions of the option agreements with American Nuclear Fuels but the efforts to restructure were unsuccessful. On May 15, 2009, the Company formally terminated its master option agreement with American Nuclear Fuels as well as six lease and option agreements with individual claimholders regarding the Beck Project. Consequently, the carrying value of the mineral interests has been written off to $nil as at July 31, 2009. The Company has no further financial obligations pursuant to the terminated master agreement and six lease and option agreements related to the Beck properties.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010 (Expressed in US dollars)
(unaudited)

4.       MINERAL  RIGHTS (continued)

Mineral properties expenditures are summarized as follows:

	Three months ended April 30, 2010	Three months ended April 30, 2009	Nine months ended April 30, 2010	Nine months ended April 30, 2009		Inception (March 23, 2006) to April 30, 2010

Juniper Ridge
Acquisition	$-	$-	$-	$95,471		$154,062
Camp and field supplies	-	-	-	-		12,309
Drilling	-	-	-	(2,540)		124,309
Geological and geophysical	-	-	(11,105)	14,183		410,083
Travel and accommodation	-	-	-	-		11,825
	-	-	(11,105)	107,114		713,336
Sky:
Claim maintenance	-	-	-	-		6,611
Assaying, testing and analysis	-	-	-	-	-	13,063
Camp and field supplies	-	-	-	-		19,459
Drilling	-	-	-	-		319,594
Geological and geophysical	-	-	-	-	-	136,258
Travel and accommodation	-	-	-	-		5,015
	-	-	-	-		500,000
Jeep:
Claim maintenance	-	-	-	-		32,077
Assaying, testing and analysis	-	-	-	-	-	951
Camp and field supplies	-	-	-	-		7,052
Drilling	-	-	-	-		88,344
Geological and geophysical	-	-	-	-	-	33,734
Travel and accommodation	-	-	-	-		5,116
	-	-	-	-		167,274
Texas Database:
Geological and geophysical	-	-	-	-	-	113,880
	-	-	-	-		113,880
Beck:
Claim maintenance	-	-	-	22,126		108,933
Assaying, testing and analysis	-	-	-	1,061		7,172
Camp and field supplies	-	-	-	-		2,756
Geological and geophysical	-	-	-	97,472		262,965
Permits	-	-	-	566		64,871
Travel and accommodation	-	-	-	14,470		36,528
	-	-	-	201,487		592,743

	$-	$-	$(11,105)	$308,601		$2,087,233

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010 (Expressed in US dollars)
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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010 (Expressed in US dollars)
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

Stock options are summarized as follows:

	Number of Options issued and outstanding	Weighted Average Exercise Price
Balance at July 31, 2009	1,600,000	$2.25
Cancelled/forfeited	(1,500,000)
Balance April 30, 2010	100,000	$3.05

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010 (Expressed in US dollars)
(unaudited)

5.       COMMON STOCK (Continued)

Stock options (continued)

At April 30, 2010, the following stock options were outstanding and exercisable:

Number of Options Outstanding	Exercise Price	Aggregate Intrinsic Value	Expiry Date	Number of Options Exercisable	Aggregate Intrinsic Value

100,000	$3.05	$-	April 13, 2012	75,000	$-

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.03 per share as of April 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options vested and exercisable as of April 30, 2010 and 2009 was $Nil.  As of April 30, 2010, 75,000 (2009 – 1,325,000) outstanding options were vested and exercisable and the weighted average exercise price was $3.07 (2009 - $2.15).  The total intrinsic value of options exercised during the three months ended April 30, 2010 and 2009 was $Nil.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of April 30, 2010.

	Number of Options	Weighted Average Grant-Date Fair Value
Non-vested options at July 31, 2009	525,000	$1.48
Vested	(250,000)
Cancelled/forfeited	(250,000)
Non-vested options April 30, 2010	25,000	3.05

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010 (Expressed in US dollars)
(unaudited)

5.       COMMON STOCK (Continued)

Stock options (continued)

Stock-based Compensation

Total stock based compensation recognized during the three months ended April 30, 2010 and 2009 in respect of options granted in prior periods was $14,166 and $109,866 respectively, which has been recorded in the Statements of Operations with corresponding additional paid-in capital recorded in stockholders’ equity as follows:

	Three months ended April 30, 2010	Three months ended April 30, 2009	Nine months ended April 30, 2010	Nine months ended April 30, 2009	Inception (March 23, 2006) to April 30, 2010
Expenses:
Consulting fees	$(24)	$(893)	$(179)	$(9,007)	$222,958
Management fees	14,190	110,759	138,843	483,994	3,614,975
	$14,166	$109,866	$138,664	$474,987	$3,837,933

The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted:

	Nine months ended April 30, 2010	Nine months ended April 30, 2009

Risk-free interest rate	1.31% - 4.59%	3.61% - 4.17%
Expected life of options (years)	1.89 – 2.60	4.20 -5.00
Expected volatility	119% - 234%	119%
Dividend rate	0%	0%

5.           RELATED PARTY TRANSACTIONS

The Company paid or accrued management fees of $54,500 to two directors of the Company (2009 - $180,000).  At April 30, 2010, included in accounts payable and accrued liabilities was $54,500 owed to directors for management fees (2009 - $92,500).  These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties. (See note 9)

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010 (Expressed in US dollars)
(unaudited)

7.      FINANCIAL INSTRUMENTS

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

8.      RECLAMATION BONDS

On May 7, 2009 the Company remitted $62,400 to the State of Colorado Department of Mined Land Reclamation and Safety, in order to replace $130,400 of existing reclamation bonds received by the Company. The Company confirmed with the State that the approved remediation process had been completed on some of the Company’s site exploration activities. The process resulted in the Company receiving $130,400 from the State and will hold $62,400 in reclamation bonds over existing properties in Colorado. The Company will apply for the return of these funds once the State has inspected the properties to insure that the Company has completed all of the required remediation on site exploration.  In February 2010 the Company assigned its interest in the  these Bonds to two directors and a consultant in respect of certain amounts due to them.

9.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

For the three months ended October 31, 2009, the Company issued 3,921,808 common shares to settle an aggregate debt of $204,763, of which $152,500 was with two officers and directors of the Company and the remaining $52,263 was with a consultant.  The amounts have been excluded from cash flows from financing activities.

For the nine months ended April 30, 2010, the Company did not have non-cash transactions in investing and financing activities.

10.      DEMAND LOAN

On February 18, 2010, a lender unrelated to the Company loaned the Company a total of $125,000 pursuant to a promissory note requiring interest at 10% per annum and payable on demand.

11.      SUBSEQUENT EVENTS

The Company has evaluated events subsequent to April 30, 2010 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were issued and concluded that there are no significant or material transactions to be reported.

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

Current Business

We have ceased our previous operations running a news website and are currently seeking new business opportunities with established business entities for the merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities and there can be no assurance that we will be able to enter into any definitive agreements.

Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTC BB. These are commonly thought to include: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States capital market.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

As of the date hereof, we have not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. We believe that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our company may be scarce or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.

We currently do not have a source of revenue. We are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective property through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

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

Although we have four lode mining claims comprising approximately 60 acres in the Uravan district in Colorado that are valid until Aug 31, 2010, we do not intend to review them because they no longer have any commercial value.

Working Capital

Our financial condition on April 30, 2010 and July 31, 2009 and the changes between those dates for the respective items are summarized as follows:

	April 30, 2010	July 31, 2009
Current Assets	$5,570	$48,020
Current Liabilities	253,561	306,587
Working Capital Deficiency	$(247,991)	$(258,567)

Our working capital deficiency decreased by 19% due to our decrease in liabilities as a result of decreases in accounts payable and accrued liabilities during the three months ended April 30, 2010.  We were able to decrease our accounts payable and accrued liabilities because we terminated our obligations under our mineral property agreements.

Cash Flows
	Nine Months Ended April 10
	2010	2009
Net cash used in Operating Activities	$(151,348)	(635,197)
Net cash provided by Financing Activities	$125,000	8,801
Net cash provided by (used in) Investing Activities	$162	(809)
Change in cash during the period	$(26,186)	(627,205)

Cash Used In Operating Activities

During the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009, our cash used in operating activities decreased by 76% when compared to the prior year because we terminated our obligations under our mineral property agreements and our management and consultant agreements.

Cash from Financing Activities

During the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009, there was an increase of cash provided by financing activities of 1320% because on February 18, 2010, we borrowed $125,000 pursuant to a promissory note. (See note 10)

Cash Provided by Used in Investing Activities

During the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009 our cash used in investing activities decreased by 120% from the sale of office equipment.

Material Changes in Results of Operation

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended July 31, 2009 and our unaudited financial statements for the period ended April 30, 2010.

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

Expenses

In the tables below show our operating results for the three and nine months ended April 30, 2010 and 2009:
	Three Months ended April 30, 2010	Three Months ended April 30, 2009	Nine months ended April 30, 2010	Nine months ended April 30, 2009
Revenues	-	-	-	-
Expenses
Consulting fees	$(24)	$18,358	$11,793	$86,723
General and administrative	5,036	23,883	53,617	94,404
Impairment of mineral interests	-	1,324,416	-	1,324,417
Investor relations	(765)	737	756	1,129
Management fees	14,189	170,759	193,343	663,994
Mineral property interests	-	-	(11,105)	308,601
Financing costs	-	-	-	-
Professional fees	31,168	45,652	84,609	172,572

Loss from operations	(49,604)	(1,583,805)	(333,013)	(2,651,840)
Interest income	-	302	-	1,187

Net Loss	(49,604)	(1,583,503)	$(333,013)	$(2,650,653)

Basic and diluted loss per share	$(0.00)	(0.03)	$(0.00)	$(0.05)

Weighted average number of shares outstanding	55,335,576	51,413,768	55,048,264	51,413,768

Consulting fees

For the three months ended April 30, 2010 compared to the three months ended April 30, 2009, our consulting fee expenses decreased by 100% compared to the same period last year.   This decrease was due to the cancellation of our consulting agreements.

For the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009, our consulting fee expenses decreased by 86% compared to the same period last year.  This decrease was due to the cancellation of our consulting agreements.

General and administrative

For the three months ended April 30, 2010 compared to the three months ended April 30, 2009, our general and administrative expenses decreased by 79% compared to the same period last year.  This decrease was due to the termination of our obligations under our mineral property agreements.

For the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009, our general and administrative expenses decreased by 43% compared to the same period last year.  This decrease was due to the termination of our obligations under our mineral property agreements.

Impairment of Mineral Interests

For the three months ended April 30, 2010 compared to the three months ended April 30, 2009, our consulting expenses decreased by 100% compared to the same period last year.  This decrease was due to the termination of our obligations under our mineral property agreements.

For the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009, our consulting expenses decreased by 100% compared to the same period last year.  This decrease was due to the termination of our obligations under our mineral property agreements.

Investor relations

For the three months ended April 30, 2010 compared to the three months ended April 30, 2009, our investor relations expenses decreased by 204% compared to the same period last year.  This decrease was due to the fact that we had no investor relations expenses for the three months ended April 30, 2010.

For the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009, our investor relations expenses decreased by 33% compared to the same period last year.

Management fees

For the three months ended April 30, 2010 compared to the three months ended April 30, 2009, our management fees decreased by 92% compared to the same period last year.  This decrease was due to the cancellation of our agreement with outgoing management in February 2010.

For the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009, our management fees decreased by 71% compared to the same period last year.  This decrease was due to the cancellation of our agreement with outgoing management in February 2010.

Financing Costs

We did not incur any financing costs for the three or nine months ended April 30, 2010.

Professional fees

For the three months ended April 30, 2010 compared to the three months ended April 30, 2009, our professional fees decreased by 32% compared to the same period last year.  This decrease was due to the termination of our obligations under our mineral property agreements and the resulting decrease in requirements for professional services.

For the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009, our professional fees decreased by 51% compared to the same period last year.  This decrease was due to the termination of our obligations under our mineral property agreements and the resulting decrease in requirements for professional services.

Anticipated Cash Requirements

We estimate that our total expenditures over the next 12 months will be approximately $65,000. Our plan of operations for the next 12 months is to complete the following objectives:

Expense	Cost
Consulting fees	$--
General and administrative	10,000
Impairment of mineral interests	--
Investor relations	--
Management fees	--
Mineral property interests	5,000
Financing costs	30,000
Professional fees	20,000
Total	$65,000

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent accounting pronouncements

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815.  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance became effective for the Company’s interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, Subsequent Events (“ASC 855”).  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).  This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements.  The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Mineral Rights and Mineral Property Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date, we have not established any proven or probable reserves on our mineral properties.  We have adopted the provisions of ASC 410 “Accounting for Asset Retirement Obligations”, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long –lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at April 30, 2010, any potential costs relating to the future retirement of our mineral property have not yet been determined.

We capitalize the cost of acquiring mineral property interests, including undeveloped mineral property interests, until the viability of the mineral interest is determined. Capitalized acquisition costs are expensed if it is determined that the mineral property has no future economic value. Exploration stage mineral interests represent interests in properties that are believed to potentially contain (i) other mineralized material such as measured, indicated or inferred resources with insufficient drill hole spacing to qualify as proven and probable mineral reserves and (ii) other mine-related or greenfield exploration potential that are not an immediate part of measured or indicated resources. Mineral rights are generally enforceable regardless of whether proven and probable reserves have been established.

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

Use of Estimates and Assumptions

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

Asset Retirement Obligations

We record the fair value of liabilities for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets in accordance with ASC 410, "Accounting for Asset Retirement Obligations". The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. At April 30, 2010 and 2009, we had not accrued any asset retirement obligations.

Impairment of long-lived assets

We continually review long-lived assets for impairment.  Assets will be considered impaired whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended July 31, 2009, we recognized an impairment of $1,324,417 and during the nine months ended April 30, 2009, we recognized an impairment of $1,324,417 in respect of one of our mineral properties.

Environment Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probably, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Income Taxes

The Company follows the accrual method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At April 30, 2010, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Stock based Compensation

The Company records stock-based compensation in accordance with ASC 718 “Accounting for Stock- based Compensation”, and applied the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of the adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption. Prior to the adoption ASC 718, the Company did not issue any compensation awards  The Company recorded compensation expense of $14,166 and $109,866 for the three moths ended April 30, 2010 and 2009.

Purchase of Significant Equipment

Although we are looking for business opportunities, we do not have enough information about the possibilities to anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Personnel Plan

Although we are looking for business opportunities, we do not have enough information about the possibilities to anticipate any significant changes in the number of employees during the next 12 months.

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

Changes in Internal Control over Financial Reporting

During the period ended April 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Risks Associated with our Company

Business opportunities that we believe are in the best interests of our company may be scarce or we may be unable to obtain the ones that we want. If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business. If we go out of business, investors will lose their entire investment in our company.

We are, and will continue to be, an insignificant participant in the number of companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations. If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business. If we go out of business, investors will lose their entire investment in our company.

The worldwide economic downturn may reduce our ability to obtain the financing necessary to continue our business and may reduce the number of viable businesses that we may wish to acquire. If we cannot raise the funds that we need or find a suitable business to acquire, we will go out of business and investors will lose their entire investment in our company.

In 2008 and 2009, there has been a downturn in general worldwide economic conditions due to many factors, including the effects of the subprime lending and general credit market crises, volatile but generally declining energy costs, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. In addition, these economic effects, including the resulting recession in various countries and slowing of the global economy, will likely result in decreased business opportunities as potential target companies face increased financial hardship. Tightening credit and liquidity issues will also result in increased difficulties for our company to raise capital for our continued operations and to consummate a business opportunity with a viable business. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable. If we cannot raise the funds that we need or find a suitable business to acquire, we will go out of business. If we go out of business, investors will lose their entire investment in our company.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash in the amount of $5,570 and a working capital deficit of $247,991 as of April 30, 2010. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed, and upon terms and conditions acceptable to us, could have a material adverse effect upon our company. We will require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations. If we cannot raise the funds that we require, we will go out of business and investors will lose their entire investment in our company.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

We have no Agreement for Business Combination or Other Transaction and we have no Standards for Business Combinations. We many never enter into a Business Combination or we may enter into an unsuccessful on, either of which would likely cause us to go out of business and our investors to lose all of their investment in our company.

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics. We many never enter into a Business Combination or we may enter into an unsuccessful on, either of which would likely cause us to go out of business and our investors to lose all of their investment in our company.

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

10.19	Relinquishment and Surrender of Lease and Option with Bruce L. Beck dated May 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 15, 2009)
10.20	Relinquishment and Surrender of Lease and Option with Bedrock Development Corp. dated May 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 15, 2009)
10.21	Relinquishment and Surrender of Lease and Option with Eagle Venture Group LLC dated May 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 15, 2009)
10.22	May 15, 2009 letter to American Nuclear Fuels (Colorado) LLC terminating the master agreement (attached as an exhibit to our quarterly report on Form 10-Q filed on June 15, 2009)
14.1	Code of Ethics (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)
16.1	Letter on change in certifying accountant (attached as an exhibit to our current report on Form 8-K, filed on June 14, 2007 and amended on July 12, 2007)
16.2	Letter on change in certifying accountant (attached as an exhibit to our current report on Form 8-K filed on April 28, 2010
31.1*	Section 302 Certification under Sarbanes-Oxley Act Of 2002
32.1*	Section 906 Certification under Sarbanes- Oxley Act Of 2002
99.1	Audit Committee Charter (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)
99.2	Nominating Committee Charter (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)

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

Dated:  June 18, 2010