Form 10-K
period 2010-07-31
YELLOWCAKE MINING INC.
filed 2010-11-12
CIK 1375483

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended: July 31, 2010
                                       or

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

        Registrant's telephone number, including area code (732) 889-1558

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

     33,729,687 shares of common stock at a price of $0.035 per share for an aggregate market value of $1,180,539 (1)

1. The aggregate market value of the voting stock held by non-affiliates is computed by reference to the last sale price as of November 12, 2010.

Note.--If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [Not Applicable] Yes [ ] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 55,335,576 shares of common shares are issued and outstanding as of November 12, 2010.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

                                TABLE OF CONTENTS

PART I
ITEM 1.     BUSINESS.........................................................  1
ITEM 1A.    RISK FACTORS.....................................................  3
ITEM 1B.    UNRESOLVED STAFF COMMENTS........................................  6
ITEM 2.     PROPERTIES.......................................................  6
ITEM 3.     LEGAL PROCEEDINGS................................................  7

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES................  7
ITEM 6.     SELECTED FINANCIAL DATA..........................................  8
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATION.........................................  8
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....... 15
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 15
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL MATTERS............................................ 35
ITEM 9A(T). CONTROLS AND PROCEDURES.......................................... 35
ITEM 9B.    OTHER INFORMATION................................................ 37

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE........... 37
ITEM 11.    EXECUTIVE COMPENSATION........................................... 40
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS.................................. 43
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE..................................................... 44
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES........................... 44

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.......................... 45

SIGNATURES................................................................... 47

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the shares of our common stock.

As used in this annual report, the terms "we", "us", "our", and "Yellowcake" mean Yellowcake Mining Inc., unless the context clearly requires otherwise.

CORPORATE OVERVIEW AND DESCRIPTION OF OUR BUSINESS

OVERVIEW

We were incorporated in the state of Nevada on March 23, 2006 under the name Hoopsoft Development Corp. On January 9, 2007, we entered into an agreement and plan of merger with Yellowcake Mining Inc., a Nevada corporation and wholly-owned subsidiary of Hoopsoft Development Corp., incorporated for the sole purpose of effecting the merger. Pursuant to the terms of the agreement and plan of merger, Yellowcake Mining Inc. merged with and into Hoopsoft Development Corp., with Hoopsoft Development Corp. carrying on as the surviving corporation under the name "Yellowcake Mining Inc."

Currently, we have no agreements to explore, develop or mine any properties. Due to the downturn of the world economy, financing availability and our inability to raise adequate financing, we have put all exploration projects on hold.

CURRENT BUSINESS

We have ceased our previous operations and are currently seeking new business opportunities with established business entities for a merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities and there can be no assurance that we will be able to enter into any definitive agreements. Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

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

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our sole director and officer will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

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

We currently do not have a source of revenue. We have not been able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective property through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

CURRENT STATUS OF EXPLORATION PROJECTS

Due to the current market price of uranium, the down-turn of the world economy, financing availability and our inability to raise adequate financing, we have put all of our exploration projects on hold. We will continue to monitor the uranium market financing possibilities and other commercially feasible mining opportunities.

COMPETITIVE BUSINESS CONDITIONS

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

EMPLOYEES

As of October 29, 2010, we do not have any employees other than our sole officer and director, Lisa Lopomo. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

SUBSIDIARIES

We do not have any subsidiaries.

INTELLECTUAL PROPERTY

We do not own, either legally or beneficially, any patent or trademark.

GOVERNMENTAL APPROVAL AND EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

There are currently no costs and effects of governmental approval or government regulations.

COSTS AND EFFECT OF COMPLIANCE WITH ENVIRONMENTAL LAW

There are currently no costs and effects of compliance with environmental law.

RESIDENT AGENT

Our resident agent is the Nevada Agency and Transfer Company, located at 50 West Liberty Street, Suite 880, Reno, Nevada 89501, Telephone (775) 322-0626, Fax
(775) 322-5623, e-mail: corpserve@natco.org.

ITEM 1A RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and its business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

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

Since 2008, there has been a downturn in general worldwide economic conditions due to many factors, including the effects of the subprime lending and general credit market crises, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. In addition, these economic effects, including the resulting recession in various countries and slowing of the global economy, will likely result in fewer business opportunities as companies face increased financial hardship. Tightening credit and liquidity issues will also result in increased difficulties for our company to raise capital for our continued operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable. If we cannot raise the funds that we need or find a suitable product or business to acquire, we will go out of business. If we go out of business, investors will lose their entire investment in our company.

WE HAVE HAD NEGATIVE CASH FLOWS FROM OPERATIONS AND IF WE ARE NOT ABLE TO OBTAIN FURTHER FINANCING, OUR BUSINESS OPERATIONS MAY FAIL.

We had cash in the amount of $5,307 and a working capital deficit of $266,943 as of July 31, 2010. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

A DECLINE IN THE PRICE OF OUR COMMON SHARES COULD AFFECT OUR ABILITY TO RAISE FURTHER WORKING CAPITAL AND ADVERSELY IMPACT OUR OPERATIONS. IF WE CANNOT RAISE THE FUNDS THAT WE REQUIRE, WE WILL GO OUT OF BUSINESS AND INVESTORS WILL LOSE THEIR ENTIRE INVESTMENT IN OUR COMPANY.

A prolonged decline in the price of our common shares could result in a reduction in the liquidity of our common shares and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common shares could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

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

WE HAVE NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION AND WE HAVE NO STANDARDS FOR BUSINESS COMBINATIONS. WE MAY NEVER ENTER INTO A BUSINESS COMBINATION OR MAY ENTER INTO AN UNSUCCESSFUL BUSINESS COMBINATION, EITHER OF WHICH WOULD LIKELY CAUSE US TO GO OUT OF BUSINESS AND OUR INVESTORS TO LOSE ALL OF THEIR INVESTMENT IN OUR COMPANY.

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

RISKS ASSOCIATED WITH OUR COMMON SHARES

TRADING ON THE OTC BULLETIN BOARD MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON SHARES AND MAKE IT DIFFICULT FOR OUR SHAREHOLDERS TO RESELL THEIR SHARES.

Our common shares are quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (FINRA). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common shares for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND FINRA'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules; which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common shares.

FINRA'S SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission (see above for a discussion of penny stock rules), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

Our executive and head office is located at Suite 219, 7 Ashland Road, Caldwell, New Jersey 07006. The premises are provided to us at no charge by our sole director and officer.

MINERAL PROPERTIES

We do not currently own any mineral properties.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common shares are quoted on the OTC Bulletin Board under the symbol "YCKM". The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. The bid prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. Investors should not rely on historical prices of our common shares as an indication of its future price performance.

            Quarter Ended          Bid High         Bid Low
            -------------          --------         -------
            July 31, 2010            $0.035          $0.016
            April 30, 2010           $0.04           $0.024
            January 31, 2010         $0.045          $0.015
            October 31, 2009         $0.055          $0.02
            July 31, 2009            $0.06           $0.04
            April 30, 2009           $0.08           $0.04
            January 31, 2009         $0.08           $0.03
            October 31, 2008         $0.19           $0.03

TRANSFER AGENT

Our transfer agent for our common shares is Rough Stock Transfer Inc. at 5700 West Plan Parkway, Suite 100, Plano, Texas 75096. Telephone (972) 381-2782.

HOLDERS OF COMMON SHARES

As of October 29, 2010, there were 99 holders of record of our common shares. As of such date, 55,335,576 shares were issued and outstanding.

DIVIDENDS

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common shares in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

On May 10, 2007, our board of directors approved the 2007 Stock Option Plan. Under the terms of the 2007 Plan, options to purchase up to 5,000,000 shares of our common shares may be granted to our officers, directors, employees and permitted consultants of our company. The 2007 Plan provides that exercise price be:

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

The following table sets forth certain information concerning all equity compensation plans previously approved by Shareholders and all previous equity compensation plans not previously approved by Shareholders, as of the fiscal year ended July 31, 2010:

                                                                                          Number of securities
                                                                                          remaining available
                                           Number of securities                           for future issuance
                                             to be issued upon       Weighted-average         under equity
                                                exercise of         exercise price of      compensation plans
                                           outstanding options,    outstanding options,  (excluding securities
          Plan Category                     warrants and rights    warrants and rights    reflected in column (a))
          -------------                     -------------------    -------------------    ------------------------
                                                    (a)                    (b)                    (c)
Equity Compensation Plans approved
by security holders                                   Nil                   N/A                      N/A

Equity Compensation Plans not approved
by security holders                               100,000                 $3.05                4,900,000

TOTAL                                             100,000                 $3.05                4,900,000

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

On August 20, 2009, we issued 4,037,657 shares of our common shares to three creditors in settlement of the amounts owing by us to our creditors. The amounts owing were approximately $208,800, of which approximately $56,000 was owed to a consultant and $152,500 was owed to two of our directors. The consultant agreed to convert the amount owing to 1,609,086 common shares. Subsequent to the issuance it was discovered that the number of shares issued to the consultant was miscalculated and the 1,609,086 shares were returned to the treasury and 1,493,237 were issued to the consultant, resulting in 3,921,808 shares being issued instead of 4,037,657. The 1,493,237 common shares were issued to one non-U.S. person (as that term is defined in Regulation S of the SECURITIES ACT OF 1933, AS AMENDED) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the SECURITIES ACT OF 1933, AS AMENDED. The directors agreed to forgive the amounts of $67,500, which has been credited to paid-in capital, and agreed to convert the remaining $85,000 to 2,428,571 common shares. The 2,428,571common shares were issued to two U.S. persons pursuant to Rule 506 of Regulation D and/or
Section 4(2) of the SECURITIES ACT OF 1933, as amended.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our common shares or other securities during our fiscal year ended July 31, 2010.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Due to the down-turn of the world economy, financing availability and our inability to raise adequate financing, we have put all exploration projects on hold. We have ceased our previous operations and are currently seeking new business opportunities with established business entities for the merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities and there can be no assurance that we will be able to enter into any definitive agreements.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended July 31, 2010.

REVENUES

We have not earned any revenues to date and do not anticipate earning revenues, if ever, until such time as we enter into a new business opportunity with an established business.

EXPENSES

Our expenses for the year ended July 31, 2010 and 2009 were as follows:

                                                       Year Ended July 31,
                                                    2010                 2009
                                                 ----------           ----------

Consulting fees                                  $   11,793           $   98,266
General and administrative                           50,896              126,209
Impairment of mineral interests                          --            1,324,417
Investor relations and communications                   756                1,129
Management fees                                     193,343              790,062
Mineral property interests                          (11,105)             308,601
Professional fees                                   100,700              212,417

                                                 ----------           ----------
TOTAL EXPENSES                                   $  346,383           $2,861,101
                                                 ==========           ==========

CONSULTING FEES AND MANAGEMENT FEES

Consulting and management fees represent fees paid for services provided by company officers and directors as well as consultants and the fair values of stock option expenses. The decrease in consulting fees the fiscal year ended July 31, 2010 was due to the fact that we no longer needed the financial consultant that was hired in August 2008. A decrease in management fee during the year was primarily due to the departure of directors during the year, therefore the stock options related to these individuals were forfeited and cancelled and the related expense was not recorded since their departure date.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense which includes office rent and supplies, office services and travel, decreased by 60% in the fiscal year ended July 31, 2010 when compared to prior year due to us occupying office space that is provided free by the director.

IMPAIRMENT OF MINERAL INTERESTS EXPENSES

We currently do not have sufficient cash on hand to continue with exploration programs and to meet the cash payments requirement on the properties. We do not believe that we would be able to raise the money that we require on acceptable terms. In the fiscal year ended July 31, 2009, we recognized an impairment of $1,324,417 in respect of one of our mineral properties. We did not recognize any impairment in the fiscal year ended July 31, 2010.

MINERAL PROPERTY INTERESTS

During the fiscal year ended July 31, 2010, our expenses associated with mineral property interests decreased compared to prior year because of the suspension of exploration activities.

PROFESSIONAL FEES

Professional fees include legal, accounting and audit expenses associated with keeping our company in good standing with regulatory authorities. In the fiscal year ended July 31, 2010, we incurred 52% less expense for the fiscal year ended July 31, 2009. The decrease in the periods is primarily due to the fact that we did not have any acquisition activity during the year and therefore reduced legal costs.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition for the12 months ended July 31, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

WORKING CAPITAL

                                            July 31, 2010         July 31, 2009
                                            -------------         -------------

Current Assets                                $   5,307             $  48,020
Current Liabilities                             272,250               306,587
                                              ---------             ---------
Working Capital (deficiency)                  $(266,943)            $(258,567)
                                              =========             =========

The decrease in our working capital deficiency was primarily the result of meeting our obligations to pay for our operating expenses during the year ended July 31, 2010.

CASH FLOWS

                                           12 months ended       12 months ended
                                            July 31, 2010         July 31, 2009
                                            -------------         -------------

Cash flow used in operating activities        $(166,825)            $(794,002)
Cash provided by investing activities               162               174,305
                                              ---------             ---------
Cash provided by financing activities           140,214                    --
                                              ---------             ---------
Net decrease in cash                          $ (26,449)            $(619,697)
                                              =========             =========

CASH USED IN OPERATING ACTIVITIES

During the year ended July 31, 2010 we used net cash in operating activities in the amount of $166,825 compared to $794,002 for the year ended July 31, 2009. The cash used in the year ended July 31, 2010 is primarily represented by mineral property expenditures, general administrative expenses such fees paid to consultants, as well as professional fees paid in legal and audit. The decrease is primarily the result of us not incurring any mineral property expenditures and decreasing our stock-based compensation in the fiscal year ended July 31, 2010.

CASH USED IN INVESTING ACTIVITIES

During the year ended July 31, 2010 the net cash provided in investing activities was $162 compared to $174,305 net cash provided for the same period in 2009. The decrease was due to suspension of exploration activities.

CASH PROVIDED BY FINANCING ACTIVITIES

During the years ended July 31, 2010 and 2009, the net cash provided by financing activities was $140,214 and $Nil, respectively. The increase was primarily due to us receiving a demand loan of $125,000 in the fiscal year ended July 31, 2010.

CASH REQUIREMENTS

We estimate our operating expenses and working capital requirements for the year ended July 31, 2011 to be as follows:

                    Expense                             Amount
                    -------                             ------

         General and administrative                      7,500
         Investor relations and communications           1,000
         Professional fees                              35,000
                                                       -------
         TOTAL EXPENSES                                $43,500
                                                       =======

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

CURRENT STATUS OF EXPLORATION PROJECTS

Due to the current market price of uranium, the down-turn of the world economy, financing availability and our inability to raise adequate financing, we have put all of our exploration projects on hold. We will continue to monitor the uranium market financing possibilities and other commercially feasible mining opportunities.

TERMINATION OF INTERESTS

We held four lode mining claims comprising approximately 60 acres in Colorado. However; due to the lack of funding we have allowed the claims to lapse because of regulatory non-compliance.

TERMINATION OF LETTER OF INTENT FOR OPTION AGREEMENT - TRINITY SILVER PROJECT

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

GOING CONCERN

Our audited financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities and commitments in the normal course of business. We have not generated revenues since inception, have never paid any dividends and are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. We have historically incurred losses and have incurred an accumulated deficit of $20,346,453 as of July 31, 2010. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, confirmation of our company's interests in the underlying properties, and the attainment of profitable operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended July 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-11, which is included in the Codification under ASC 815. This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption. This guidance became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, Subsequent Events ("ASC 855"). This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on our financial statements.

FASB Accounting Standards Codification -- Effective for interim and annual periods ending after September 15, 2009, the FASB has defined a new hierarchy for U.S. GAAP and established the FASB Accounting Standards Codification (ASC) as the sole source for authoritative guidance to be applied by nongovernmental entities. The adoption of the ASC changes the manner in which U.S. GAAP guidance is referenced, but it does not have any impact on our financial position or results of operations.

FASB Accounting Standards Codification -- Effective for interim and annual periods ending after September 15, 2009, the FASB has defined a new hierarchy for U.S. GAAP and established the FASB Accounting Standards Codification (ASC) as the sole source for authoritative guidance to be applied by nongovernmental entities. The adoption of the ASC changes the manner in which U.S. GAAP guidance is referenced, but it does not have any impact on our financial position or results of operations

In August 2009, the FASB issued ASU No. 2009-05, "Measuring Liabilities at Fair Value," or ASU 2009-05, which amends ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses
a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on our consolidated financial statements.

In May 2009, the FASB issued ASC No. 855 "Subsequent Events". ASC No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC No. 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC No. 855 was effective for interim or annual financial periods ending after June 15, 2009. We have evaluated subsequent events through December 21, 2009 which represents the date on which the interim financial statements were issued.

In April 2009, the FASB issued additional disclosure requirements related to fair values, which are included in ASC 820, "Interim Disclosures about Fair Value of Financial Instruments." The provisions require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in the annual financial statements. The required disclosures were effective for interim reporting periods ending after June 15, 2009. The adoption of the provision did not have a material impact on our statements of financial position, results of operations and cash flows.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

USE OF ESTIMATES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to deferred income tax asset valuations, asset impairment, stock based compensation and loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

BASIC AND DILUTED LOSS PER SHARE

We compute our net loss per share in accordance with FASB ASC 260-10-45 ("ASC 260-10-45", formerly referred to as SFAS No. 128), "Earnings per Share". ASC 260-10-45 requires presentation of both basic and diluted earnings per share
(EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the year ended July 31, 2010, potentially dilutive common shares relating to options and warrants outstanding totalling 100,000 (2009 - 1,600,000) were not included in the computation of loss per share because the effect was anti-dilutive.

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

We also consider the provisions of EITF 04-02 "Whether Mineral Rights are Tangible or Intangible Assets" which concluded that mineral rights are tangible assets.

ASSET RETIREMENT OBLIGATIONS

We record the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets in accordance with FASB ASC 410 ("ASC 410", formerly referred to as SFAS No. 143), "Accounting for Asset Retirement Obligations". The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. At July 31, 2010 and 2009, we have not accrued any asset retirement obligations.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are continually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended July 31, 2010, we recognized an impairment of nil in respect of one of our mineral properties (2009 - $1,324,417).

FOREIGN CURRENCY TRANSLATION

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with FASB ASC 830 ("ASC 830", formerly referred to as SFAS No. 52), "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, to the date of our financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

INCOME TAXES

We follow the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If it is determined that the realization of the future tax benefit is not more likely than not, we established a valuation allowance. On August 1, 2007, we adopted

FASB ASC 740 ("ASC 740", formerly referred to as FIN 48), regarding accounting for uncertainty in tax positions. We remain subject to examination of income tax filings in the United States and various state jurisdictions for periods since its inception in 2006. We have also determined that we are subject to examination in Canada for all prior periods due to our continued loss position in such jurisdictions. Material tax positions were examined under the more-likely-than-not guidance provided by ASC 740. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to general and administrative expense.

As a result of the ASC 740 assessment, we concluded that it has not taken any uncertain tax positions on any of its open tax returns that would materially distort our financial statements. There was no material cumulative effect of adopting ASC 740 on our financial statements as of August 1, 2007.

STOCK-BASED COMPENSATION

We records stock-based compensation in accordance with FASB ASC 718 ("ASC 718", formerly referred to as SFAS No. 123R), "Accounting for Stock-based Compensation", and applied the recommendations of this standard using the modified prospective method. Under this application, we are required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of the adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption. Prior to the adoption of ASC 718, we did not issue any compensation awards.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

PERSONNEL PLAN

We do not anticipate any significant changes in the number of employees during the next 12 months.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

Report of Independent Registered Public Accounting firms         F-1
Balance Sheets                                                   F-3
Statements of Operations                                         F-4
Statements of Changes in Stockholders' Deficiency                F-5
Statements of Cash Flows                                         F-6
Notes to the Financial Statements                                F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of and Shareholders' of Yellowcake Mining Inc.

We have audited the accompanying balance sheet of Yellowcake Mining Inc. ("the Company") an exploration stage company, as of July 31, 2010 and the related statements of operations, changes in stockholders' deficiency, and cash flows for the year ended July 31, 2010 and the period from March 23, 2006 (inception) to July 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2010 and the results of its operations and its cash flows for the year ended July 31, 2010 and the period from March 23, 2006 (inception) to July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant losses from operations since its inception and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Bernstein & Pinchuk LLP
-----------------------------------
New York, New York
October 22, 2010

BDO            Tel: 604 688 5421                     BDO Canada LLP
               Fax: 604 688 5132                     600 Cathedral Place
               WWW.BDO.CA                            925 West Georgia Street
                                                     Vancouver BC V6C 3L2 Canada


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Yellowcake Mining Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Yellowcake Mining Inc. (An Exploration Stage Company) as of July 31, 2009, and the related statements of operations, cash flows and changes in stockholders' deficiency for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Yellowcake Mining Inc. at July 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an accumulated deficit of $19,994,488 at July 31, 2009 and incurred a net loss for the year then ended of $2,856,327. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Canada LLP
--------------------------------
Chartered Accountants
Vancouver, Canada
October 28, 2009

                             YELLOWCAKE MINING INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                            (Expressed in US dollars)

                                                                         July 31, 2010          July 31, 2009
                                                                         -------------          -------------
                                  ASSETS

CURRENT ASSETS
  Cash                                                                   $      5,307           $     31,756
  Prepaid expenses                                                                 --                 16,264
                                                                         ------------           ------------
      Total current assets                                                      5,307                 48,020

Office equipment                                                                  647                    809
Reclamation bonds                                                              62,400                 62,400
                                                                         ------------           ------------

TOTAL ASSETS                                                             $     68,354           $    111,229
                                                                         ------------           ------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                               $    132,036           $    306,587
  Demand loan payable                                                         125,000                     --
  Related party advances                                                       15,214                     --
                                                                         ------------           ------------
      TOTAL CURRENT LIABILITIES                                               272,250                306,587
                                                                         ------------           ------------

STOCKHOLDERS' DEFICIENCY
  Common stock, 750,000,000 shares authorized with a par value of
   $0.001 (issued: July 31, 2010 - 55,335,576 and 2009 - 51,413,768)           55,336                 51,414
  Additional paid-in capital                                               20,087,221             19,747,716
  Deficit accumulated during the exploration stage                        (20,346,453)           (19,994,488)
                                                                         ------------           ------------
      Total stockholders' deficiency                                         (203,896)              (195,358)
                                                                         ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                           $     68,354           $    111,229
                                                                         ============           ============


See notes to financial statements

                             YELLOWCAKE MINING INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                            (Expressed in US dollars)

                                                                                                  Inception
                                                    Year Ended             Year Ended         (March 23, 2006) to
                                                   July 31, 2010          July 31, 2009          July 31, 2010
                                                   -------------          -------------          -------------
OPERATING EXPENSES:
  Consulting fees                                  $     11,793           $     98,266           $    485,011
  General and administrative                             50,896                126,209                348,142
  Impairment of mineral interests                            --              1,324,417             11,681,559
  Investor relations and communication                      756                  1,129                209,633
  Management fees                                       193,343                790,062              4,105,560
  Mineral property expenditures                         (11,105)               308,601              2,087,233
  Financing costs                                            --                     --                709,200
  Professional fees                                     100,700                212,417                854,412
                                                   ------------           ------------           ------------
OPERATING LOSS                                         (346,383)            (2,861,101)           (20,480,750)

OTHER INCOME (EXPENSE)
  Interest income                                            --                  4,774                139,879
  Interest expense                                       (5,582)                    --                 (5,582)
                                                   ------------           ------------           ------------

Loss before income tax expense                         (351,965)            (2,856,327)           (20,346,453)

Provision for income taxes                                   --                     --                     --
                                                   ------------           ------------           ------------

NET LOSS                                           $   (351,965)          $ (2,856,327)          $(20,346,453)
                                                   ============           ============           ============

BASIC AND DILUTED LOSS PER SHARE                   $      (0.01)          $      (0.06)
                                                   ============           ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
 BASIC AND DILUTED                                   55,120,682             51,413,768
                                                   ============           ============


See notes to financial statements

                             YELLOWCAKE MINING INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                            (Expressed in US dollars)

                                                                                                         Inception
                                                                  Year Ended         Year Ended      (March 23, 2006) to
                                                                 July 31, 2010      July 31, 2009       July 31, 2010
                                                                 -------------      -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $   (351,965)      $ (2,856,327)       $(20,346,453)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Stock-based compensation                                         138,664            540,722           3,837,933
     Write off of mineral interests                                        --          1,324,417          11,681,559
     Net changes in operating assets and liabilities:
     Receivables                                                           --             65,000                  --
     Prepaid expenses                                                  16,264             (9,220)                 --
     Accounts payable and accrued liabilities                          30,212            141,406             336,799
                                                                 ------------       ------------        ------------
          Net cash used in operating activities                      (166,825)          (794,002)         (4,490,162)
                                                                 ------------       ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock                                  --                 --           5,707,495
  Proceeds from demand loan                                           125,000                 --             125,000
  Related party advances                                               15,214                 --              15,214
                                                                 ------------       ------------        ------------
          Net cash provided by financing activities                   140,214                 --           5,847,709
                                                                 ------------       ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  (Acquisition) disposal of office equipment                              162               (809)               (647)
  Exploration advances                                                     --            107,114                  --
  Reclamation bond                                                         --             68,000             (62,400)
  Acquisition of mineral rights                                            --                 --          (1,289,193)
                                                                 ------------       ------------        ------------
          Net cash provided by (used in) investing activities             162            174,305          (1,352,240)
                                                                 ------------       ------------        ------------

CHANGE IN CASH, DURING THE PERIOD                                     (26,449)          (619,697)              5,307

CASH, BEGINNING OF PERIOD                                              31,756            651,453                  --
                                                                 ------------       ------------        ------------

CASH, END OF PERIOD                                              $      5,307       $     31,756        $      5,307
                                                                 ============       ============        ============

CASH PAID FOR INTEREST DURING THE PERIOD                         $         --       $         --
                                                                 ============       ============

CASH PAID FOR INCOME TAXES DURING THE PERIOD                     $         --       $         --
                                                                 ============       ============


Supplemental Disclosure with respect to Cash Flows (Note 7)

See notes to financial statements

                             YELLOWCAKE MINING INC.
                         (An Exploration Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
    For the Period from March 23, 2006 (Date of Inception) to July 31, 2010
                            (Expressed in US dollars)

                                                                                        Deficit           Total
                                                                                      Accumulated      Stockholders'
                                                                    Additional         during the         Equity
                                     Number of                        Paid-in         Exploration        (Capital
                                   common shares     Par Value        Capital            Stage            Deficit)
                                   -------------     ---------        -------            -----            --------
BALANCE, MARCH 23, 2006
 (DATE OF INCEPTION)                         --      $     --      $         --      $         --       $        --
Shares issued:
  Initial capitalization             60,000,000        60,000           (58,000)               --             2,000
  Private placement                  31,800,000        31,800            21,200                --            53,000
Net loss for the period                      --            --                --            (9,134)           (9,134)
                                     ----------      --------      ------------      ------------       -----------

BALANCE, JULY 31, 2006               91,800,000        91,800           (36,800)           (9,134)           45,866
Shares issued:
  Private placements                  6,131,625         6,132         5,903,868                --         5,910,000
  Acquisition of mineral rights       9,000,000         9,000        10,148,143                --        10,157,143
Shares returned to treasury          56,000,000)      (56,000)           56,000                --                --
Share issue costs                            --            --          (257,505)               --          (257,505)
Stock-based compensation                     --            --         2,370,719                --         2,370,719
Net loss for the year                        --            --                --        (4,121,534)       (4,121,534)
                                     ----------      --------      ------------      ------------       -----------
BALANCE, JULY 31, 2007               50,931,625        50,932        18,184,425        (4,130,668)       14,104,689
  Shares issued:
  Acquisition of mineral rights         482,143           482           234,741                --           235,223
  Stock-based compensation                   --            --           787,828                --           787,828
  Net loss for the year                      --            --                --       (13,007,493)       13,007,493)
                                     ----------      --------      ------------      ------------       -----------

BALANCE, JULY 31, 2008               51,413,768        51,414        19,206,994       (17,138,161)        2,120,247

Stock-based compensation                     --            --           540,722                --           540,722
Net loss for the year                        --            --                --        (2,856,327)       (2,856,327)
                                     ----------      --------      ------------      ------------       -----------
BALANCE, JULY 31, 2009               51,413,768        51,414        19,747,716       (19,994,488)         (195,358)
Shares issued for debt                3,921,808         3,922           200,841                --           204,763
Stock-based compensation                138,664            --           138,664
Net loss for the year                        --            --                --          (351,965)         (351,965)
                                     ----------      --------      ------------      ------------       -----------

BALANCE, JULY 31, 2010               55,335,576      $ 55,336      $ 20,087,221      $(20,346,453)      $  (203,896)
                                     ==========      ========      ============      ============       ===========

See notes to financial statements

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010 (Expressed in US dollars)


1. NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

The Company was incorporated in the State of Nevada on March 23, 2006 under the name Hoopsoft Development Corp. The Company entered into an agreement and plan of merger (the "Merger Agreement") dated January 9, 2007 with Yellowcake Mining Inc., a Nevada corporation and wholly-owned subsidiary of Hoopsoft Development Corp., incorporated for the sole purpose of effecting the merger. Pursuant to the terms of the Merger Agreement, Yellowcake Mining Inc. merged with and into Hoopsoft Development Corp., with Hoopsoft Development Corp. carrying on as the surviving corporation under the name "Yellowcake Mining Inc." The Company is an Exploration Stage Company, as defined by FASB ASC 915 ("ASC 915", formerly referred to as Statement of Financial Accounting Standards No. 7), "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES".

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business however, the Company has not generated revenues and has accumulated losses of $20,346,453 since inception and its current liabilities exceed its current assets by approximately $267,000, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company's interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These   financial   statements  are  presented  in  accordance  with  accounting principles generally accepted in the United States, and are expressed in US dollars.

USE OF ESTIMATES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations, asset impairment, stock based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010 (Expressed in US dollars)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

BASIC AND DILUTED LOSS PER SHARE

The Company computes its net loss per share in accordance with FASB ASC 260-10-45 ("ASC 260-10-45", formerly referred to as SFAS No. 128), "EARNINGS PER SHARE". ASC 260-10-45 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the year ended July 31, 2010, potentially dilutive common shares relating to options and warrants outstanding totalling 100,000 (2009 - 1,600,000) were not included in the computation of loss per share because the effect was anti-dilutive.

MINERAL RIGHTS AND MINERAL PROPERTY INTERESTS

Mineral rights includes the cost of advancing minimum royalty payments, the cost of capitalized property leases, and the cost of property acquired either by cash payment, the issuance of term debt or common shares. Expenditures for exploration on specific properties with no proven reserves are written off as incurred. Mineral rights will be amortized against future revenues or charged to operations at the time the related property is determined to have impairment in value.

The Company also considers the provisions of EITF 04-02 "Whether Mineral Rights are Tangible or Intangible Assets" which concluded that mineral rights are tangible assets.

ASSET RETIREMENT OBLIGATIONS

The Company records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets in accordance with FASB ASC 410 ("ASC 410", formerly referred to as SFAS No. 143), "Accounting for Asset Retirement Obligations". The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. At July 31, 2009, the Company has not accrued any asset retirement obligations.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are continually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended July 31, 2010, the Company recognized no impairment in respect of one of its mineral properties. In the year ended July 31, 2009, an impairment loss of $1,324,417 was recorded.

FOREIGN CURRENCY TRANSLATION

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with FASB ASC 830 ("ASC 830", formerly referred to as SFAS No.
52), "FOREIGN CURRENCY TRANSLATION", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010 (Expressed in US dollars)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INCOME TAXES - CONTINUED

On August 1, 2007, the Company adopted FASB ASC 740 ("ASC 740", formerly referred to as FIN 48), regarding accounting for uncertainty in tax positions. The Company remains subject to examination of income tax filings in the United States and various state jurisdictions for periods since its inception in 2006. The Company has also determined that it is subject to examination in Canada for all prior periods due to the Company's continued loss position in such jurisdictions. Material tax positions were examined under the more-likely-than-not guidance provided by ASC 740. In the unlikely event that interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to general and administrative expense.

As a result of the ASC 740 assessment, the Company concluded that it has not taken any uncertain tax positions on any of its open tax returns that would materially distort the Company's financial statements. There was no material cumulative effect of adopting ASC 740 on the Company's financial statements as of August 1, 2007.

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with FASB ASC 718 ("ASC 718", formerly referred to as SFAS No. 123R), "Accounting for Stock-based Compensation", and applied the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of the adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption. Prior to the adoption of ASC 718, the Company did not issue any compensation awards.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-11, which is included in the Codification under ASC 815. This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption. This guidance became effective for the Company's interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, SUBSEQUENT EVENTS ("ASC 855"). This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, FAIR VALUE MEASUREMENTS AND DISCLOSURES ("ASC 820"). This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements. FASB Accounting Standards Codification -- Effective for interim and annual periods ending after September 15, 2009, the FASB has defined a new hierarchy for U.S. GAAP and established the FASB Accounting Standards Codification (ASC) as the sole source for authoritative guidance to be applied by nongovernmental entities. The adoption of the ASC changes the manner in which U.S. GAAP guidance is referenced, but it does not have any impact on our financial position or results of operations

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010 (Expressed in US dollars)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010 (Expressed in US dollars)


3. MINERAL RIGHTS

JUNIPER RIDGE

On March 14, 2007, the Company entered into an option and joint venture agreement with Strathmore Minerals Corp. ("Strathmore") on the Baggs, Juniper Ridge Project properties located in Wyoming. The Company was granted sole and exclusive rights to earn-in an 80% interest in the properties. Under the terms of the original agreement, the Company was required to make cash payments of $500,000 in various stages as follows: $100,000 upon closing of the option agreement (paid) and $100,000 on each of the first (paid), second, third and fourth anniversary. The Company also issued 9,000,000 shares of common stock to Strathmore upon closing of the agreement (issued). The Company also was required to incur expenditures of $1,600,000 per year for a period of 5 years for a total commitment of $8,000,000. The Company will earn 40% of the optioned interest upon spending $4,000,000. The Company was to earn the remaining 40% of the optioned interest by spending an additional $4,000,000 during the 5-year term and by paying a royalty of 3% on the optioned portion on all future production.

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

In December 2008, the Company formally terminated the option agreement with Strathmore and subsequently the Company has impaired the remaining net book value of the mineral rights.

JEEP

The Company entered into an option and joint venture agreement with Strathmore Resources (US) Ltd., a related party under a common director, to explore, develop and mine the Jeep property located in Gas Hills, Freemont County, Wyoming. Under the agreement, the Company has sole and exclusive rights from Strathmore Resources (US) Ltd. to earn-in a 60% interest in the Jeep property in consideration of the Company's incurring a total of $10,000,000 in expenditures on the Jeep property. The first expenditures in the amount of $250,000 were required to be met on or before September 29, 2008, with additional expenditures of: $1,250,000 to be expended during the twelve months ended September 29, 2009, $1,500,000 to be expended during the twelve months ended September 29, 2010, $2,000,000 to be expended during the twelve months ended September 29, 2011, $2,000,000 to be expended during the twelve months ended September 29, 2012 and $3,000,000 to be expended during the twelve months ended September 29, 2013. The option agreement was terminated on April 21, 2008.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010 (Expressed in US dollars)


3. MINERAL RIGHTS - CONTINUED

JUNIPER RIDGE

SKY

The Company entered into an option and joint venture agreement with Strathmore Resources (US) Ltd., a related party under a common director, to explore, develop and mine the Sky property located in West Gas Hills, Freemont County, Wyoming. Under the agreement, the Company has sole and exclusive rights from Strathmore Resources to earn-in a 60% interest in the Sky property in consideration of the Company incurring a total of $7,500,000 in expenditures, over four years, on the Sky property. The first expenditures in the amount of $500,000 were required to be met on or before September 29, 2008, with additional expenditures of $2,000,000 to be expended during the twelve months ended September 29, 2009, $2,000,000 to be expended during the twelve months ended September 29, 2010 and $3,000,000 to be expended during the twelve months ended September 29, 2011. The option agreement was terminated on April 21, 2008.

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

                                                                     Number of
            Date                                    Cash              Shares
            ----                                    ----              ------

October 3, 2007 (stand still payment)            $  125,000 *              --
December 15, 2007 (stand still extension)           250,000 *              --
December 28, 2007                                    80,357 *          65,179 *
March 31, 2008                                      321,429 *         260,714 *
June 15, 2008                                       312,407 *         156,250 *
December 15, 2008                                 1,035,714           517,857
December 15, 2009                                 1,000,000           500,000
December 15, 2010                                 1,000,000           500,000
December 15, 2011                                 1,000,000           500,000
December 15, 2012                                   843,750           265,625
                                                 ----------         ---------
Total                                            $5,968,657         2,765,625
                                                 ==========         =========
----------
* As of July 31, 2009, the Company had made total cash payments of $1,089,193 and issued 482,143 common shares of the Company.

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010 (Expressed in US dollars)


3. MINERAL RIGHTS - CONTINUED

BECK - CONTINUED

Management of the Company has used its best effort to re-negotiate the terms and conditions of the option agreements with American Nuclear Fuels but the efforts to restructure were unsuccessful. On May 15, 2009, the Company formally terminated its master option agreement with American Nuclear Fuels as well as six lease and option agreements with individual claimholders regarding the Beck Project. Consequently, the carrying value of the mineral interests has been fully impaired as at July 31, 2009. The Company has no further financial obligations pursuant to the terminated master agreement and six lease and option agreements related to the Beck properties.

Mineral properties expenditures are summarized as follows:

                                                                                    Inception
                                         Year Ended           Year Ended       (March 23, 2006) to
                                        July 31, 2010        July 31, 2009        July 31, 2010
                                        -------------        -------------        -------------
JUNIPER RIDGE
  Claim maintenance                       $       --           $   95,471           $  154,062
  Camp and field supplies                         --                   --               12,309
  Drilling                                        --               (2,540)             124,309
  Geological and geophysical                 (11,105)              14,183              410,831
  Travel and accommodation                        --                   --               11,825
                                          ----------           ----------           ----------
                                             (11,105)             107,114              713,336
                                          ----------           ----------           ----------
SKY:
  Claim maintenance                               --                   --                6,611
  Assaying, testing and analysis                  --                   --               13,063
  Camp and field supplies                         --                   --               19,459
  Drilling                                        --                   --              319,594
  Geological and geophysical                      --                   --              136,258
  Travel and accommodation                        --                   --                5,015
                                          ----------           ----------           ----------
                                                  --                   --              500,000
                                          ----------           ----------           ----------
JEEP:
  Claim maintenance                               --                   --               32,077
  Assaying, testing and analysis                  --                   --                  951
  Camp and field supplies                         --                   --                7,052
  Drilling                                        --                   --               88,344
  Geological and geophysical                      --                   --               33,734
  Travel and accommodation                        --                   --                5,116
                                          ----------           ----------           ----------
                                                  --                   --              167,274
                                          ----------           ----------           ----------
BECK
  Claim maintenance                               --               22,126              108,933
  Assaying, testing and analysis                  --                1,061                7,172
  Camp and field supplies                         --                2,126                2,756
  Drilling                                        --               63,666              109,518
  Geological and geophysical                      --               97,472              262,965
  Permits                                         --                  566               64,871
  Travel and accommodation                        --               14,470               36,528
                                          ----------           ----------           ----------
                                                  --              201,487              592,743
                                          ----------           ----------           ----------
TEXAS DATABASE:
  Geological and geophysical                      --                   --              113,880
                                          ----------           ----------           ----------
                                          $  (11,105)          $  308,601           $2,087,233
                                          ==========           ==========           ==========

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010 (Expressed in US dollars)


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

On February 21, 2008, the Company issued 65,179 common shares, with a fair value of $0.65 per share, pursuant to a mineral property master option agreement (Note
3). The fair value was based on the quoted market price on the date of issuance.

On April 8, 2008, the Company issued 260,714 common shares, with a fair value of $0.50 per share, pursuant to a mineral property master option agreement (Note
3). The fair value was based on the quoted market price on the date of issuance.

On July 7, 2008, the Company issued 156,250 common shares, with a fair value of $0.40 per share, pursuant to a mineral property master option agreement (Note
3). The fair value was based on the quoted market price on the date of issuance.

On August 20, 2009 the Company issued a total of 3,921,808 common shares with a fair value of $0.035 per share pursuant to agreements to convert certain debts to shares. The fair value was based on the quoted market price at the date of issuance.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010 (Expressed in US dollars)


4. COMMON STOCK

SHARE PURCHASE WARRANTS

Share purchase warrant transactions are summarized as follows:

                                                               Weighted Average
                                         Number of Share        Exercise Price
                                         ---------------        --------------

Balance at July 31, 2008 and 2007           2,955,000             $   1.50
Expired                                    (2,955,000)                1.50
                                           ----------             --------
Balance July 31, 2009                              --             $     --
                                           ==========             ========

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

The Company adopted ASC 718 commencing on August 1, 2006. Effective with the adoption of ASC 718, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. Compensation expense for stock options granted to employees and non-employees is amortized over the contract services period or, if none exists, from the date of grant until the options vest. Compensation associated with unvested options granted to non-employees is re-measured on each balance sheet date using the Black-Scholes option pricing model.

The Company uses historical data to estimate option exercise, forfeiture and employee termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the reporting period.

Stock option transactions are summarized as follows:

                                           Number of           Weighted Average
                                            Options            Exercise Price
                                            -------            --------------

Balance at July 31, 2008                   2,100,000                  2.00
Cancelled/forfeited                         (500,000)                 1.20
                                          ----------              --------
Balance at July 31, 2009                   1,600,000                  2.25
Cancelled/forfeited                       (1,500,000)                 2.20
                                          ----------              --------
Balance at July 31, 2010                     100,000              $   3.05
                                          ==========              ========

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010 (Expressed in US dollars)


4. COMMON STOCK (Continued)

STOCK OPTIONS (CONTINUED)

At July 31, 2010, the following stock options were outstanding and exercisable:

 Number of                  Aggregate                     Number of    Aggregate
  Options      Exercise     Intrinsic                      Options     Intrinsic
Outstanding      Price        Value      Expiry Date     Exercisable     Value
-----------      -----        -----      -----------     -----------     -----

 100,000        $ 3.05       $   --     April 13, 2012     100,000       $   --
 =======        ======       ======     ==============     =======       ======

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company's closing stock price of $0.04 per share as of July 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of July 31, 2009 was $Nil. As of July 31, 2009, 1,075,000 outstanding options were vested and exercisable and the weighted average exercise price was $2. The total intrinsic value of options exercised during the years ended July 31, 2010 and 2009 was $Nil.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of July 31, 2010.

                                                              Weighted Average
                                              Number of          Grant-Date
                                               Options           Fair Value
                                               -------           ----------

Non-vested options at July 31, 2008           1,300,000           $   1.51
  Vested                                       (525,000)          $   1.48
  Cancelled/forfeited                          (250,000)          $   0.60
                                             ----------           --------
Non-vested options at July 31, 2009             525,000           $   1.48
  Vested                                        (25,000)
  Cancelled/forfeited                          (500,000)
                                             ----------
Non-vested options at July 31, 2010                 Nil
                                             ==========

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010 (Expressed in US dollars)


4. COMMON STOCK (Continued)

STOCK OPTIONS (CONTINUED)

STOCK-BASED COMPENSATION

Total stock based compensation recognized during the year ended July 31, 2010 in respect of options granted in prior periods was $138,644 (2009 - $540,722) which has been recorded in the Statements of Operations with corresponding additional paid-in capital recorded in stockholders' equity as follows:

                                                                                     Inception
                                           Year Ended           Year Ended       (March 23, 2006) to
                                          July 31, 2010        July 31, 2009        July 31, 2010
                                          -------------        -------------        -------------
Expenses (recovery):
  Consulting fees                          $     (179)          $   (9,340)          $  222,958
  Management fees                             138,843              550,062            3,614,975
                                           ----------           ----------           ----------
Total stock-based compensation expense     $  138,664           $  540,722           $3,837,933
                                           ==========           ==========           ==========

The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted:

                                                               Year Ended
                                                              July 31, 2010
                                                              -------------

Risk-free interest rate                                       1.31% - 4.59%
Expected life of options (years)                              1.89  - 2.6
Expected volatility                                            119% - 234%
                                                              -----------
Dividend rate                                                           0%
                                                              ===========

5. RELATED PARTY TRANSACTIONS

The Company paid or accrued management fees of $54,500 to two former directors of the Company (2009 - $240,000) during the year ended July 31, 2010. At July 31, 2010, included in accounts payable and accrued liabilities was $54,500 owed to directors for management fees (2009 - $152,500). These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010 (Expressed in US dollars)


6. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, short-term loans, accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted. The Company is exposed to currency risk by incurring certain expenditures in currencies other than the Canadian dollar. The Company does not use derivative instruments to reduce this currency risk.

7. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

In August 2009, the Company issued 3,921,808 common shares to settle an aggregate debt of $204,763 of which $152,500 was with two former officers and directors of the Company and the remaining 52,263 was with a consultant. The amounts have been excluded from cash flows from financing activities.

For the year ended July 31, 2009, the Company did not have non-cash transactions in investing and financing activities.

8. RECLAMATION BONDS

On May 7, 2009 the Company remitted $62,400 to the State of Colorado Department of Mined Land Reclamation and Safety, in order to replace $130,400 of existing reclamation bonds received by the Company. The Company confirmed with the State that the approved remediation process had been completed on some of the Company's site exploration activities. The process will result in the Company receiving $130,400 from the State and will hold $62,400 in reclamation bonds over existing properties in Colorado. The State has inspected the properties to insure that the Company has completed all of the required remediation on site exploration and the Company has made an application for the return of these funds. In February 2010 the Company assigned its interest in these Bonds to two directors and a consultant in respect of certain amounts owed to them.

9. DEMAND LOAN

On February 18, 2010, a lender unrelated to the Company loaned the Company a total of $125,000 pursuant to a promissory note requiring interest at 10% per annum and payable on demand.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010 (Expressed in US dollars)


10. INCOME TAXES

The significant components of the Company's future income tax assets are as follows:

                                             July 31, 2010         July 31, 2009
                                             -------------         -------------
Deferred income tax assets:
  Non-capital loss carry forwards             $   690,400           $   614,200
  Resource expenditures                         4,681,000             4,685,000
Valuation allowance                            (5,371,400)           (5,299,200)
                                              -----------           -----------
Net deferred income tax assets                $        --           $        --
                                              ===========           ===========

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

                                               Year Ended           Year Ended
                                             July 31, 2010         July 31, 2009
                                             -------------         -------------

Loss for the year                             $  (352,000)          $(2,856,000)
Statutory rate                                       34.0%                 34.0%
                                              -----------           -----------
Expected tax recovery                            (120,000)             (971,000)
Permanent difference                              139,000               183,800
Increase (decrease) in valuation allowance        (19,000)              787,200
                                              -----------           -----------
Income taxes expense                          $        --           $        --
                                              ===========           ===========

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax asset has been established at both July 31, 2010 and July 31, 2009.

The  Company  has  available  for  deduction   against   future  taxable  income
non-capital losses of approximately $2,030,000 in the United States. These losses, if not utilized, will expire through 2030.

The Company is in arrears on filing its statutory income tax returns. The Company expects to have net operating loss carry forwards to offset taxable income. Future income tax assets as of July 31, 2010 and 2009 consist primarily of the tax effect of net operating loss carry forwards and resource expenditures. The availability of these amounts is subject to examination in the United States and various state jurisdictions for periods since inception in 2006.

11. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to July 31, 2010 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were issued and such items are disclosed herewith as follows;

     a) On September 1, 2010 the Company received a loan of $15,000 from the current President of the Company. This loan is not subject to interest or any specific terms of payment.

     b) Bond reclamation - $64,235 was received from the State of Colorado (including interest) on September 3, 2010. These funds were distributed in accordance with an assignment agreement executed in February 2010 with two former directors and a former consultant in respect of certain amounts due to them and extinguish all remaining indebtedness. This indebtedness amounting to approximately $24,000 will be reflected in the financial statements for the quarter ended October 31, 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

Effective March 10, 2010, we dismissed BDO Canada LLP ("BDO") as our independent principal accountant and we engaged the accounting firm of Bernstein & Pinchuk LLP, ("B&P") as our new independent registered public accounting firm. The decision to dismiss BDO and to appoint B&P was recommended and approved by our board of directors, which acts as our audit committee.

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

On March 10, 2010, we engaged B&P as our independent accountant. During the two most recent fiscal years and the subsequent interim periods through the date of appointment, we have not consulted with B&P regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has B&P provided to us a written report or oral advice that B&P concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue. In addition, during such periods, we have not consulted with B&P regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

We have provided a copy of the disclosures in our report on Form 8-K filed on April 29, 2010 to B&P and offered them the opportunity to furnish a letter to the Commission contemplated by Item 304(a)(2)(ii)(D) of Regulation S-K. B&P has advised that it does not intend to furnish such a letter to the Commission.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of July 31, 2010.

Based on its evaluation under the framework in INTERNAL CONTROL--INTEGRATED FRAMEWORK, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of July 31, 2010, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

     (ii) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the fiscal year ended July 31, 2010, we had limited staff at our executive office in Vancouver, British Columbia, prior to the departure of the officers and directors on February 24, 2010, that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Since February 24, 2010 we have only our sole officer and director who performs all these duties. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;

     (iii) Our company's management does not have sufficient technical accounting knowledge relating to accounting for options granted to directors and officers, and employees;

     (iv) Our company's management does not have sufficient technical accounting knowledge relating to accounting for income taxes;

     (v) Our company's management does not have sufficient technical knowledge in the preparation of financial statements; and,

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal year ended July 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

None

                                    PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at October 29, 2010, our directors and executive officers, their age, positions held, and duration of such, are as follows:

                                                                             Date First Elected
   Name                 Position Held with our Company              Age         or Appointed
   ----                 ------------------------------              ---         ------------
Lisa Lopomo     President, Chief Executive Officer, Treasurer,      50         February 24, 2010
                Chief Financial Officer Secretary and Director

CERTAIN SIGNIFICANT EMPLOYEES

We have no employees other than our sole director and officer.

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

LISA LOPOMO

Ms. Lisa Lopomo is our President, Chief Financial Officer, Chief Executive Officer, Secretary, Treasurer, and sole Director. She has been an independent business consultant for the past nine years. Her experience includes working with management of public and privately-held companies to maximize productivity as well as general corporate matters. Ms. Lopomo has experience in various industries including automotive, solar, pet care and resources. Most recently Ms. Lopomo was the founder of publicly traded Purden Lake Resource Corp. ("Purden") Ms. Lopomo was elected as President, Chief Executive Officer, Chief Financial Officer, and a director of Purden on November 30, 2006. On December 30, 2009, Ms. Lopomo resigned as an officer of Purden and on January 14, 2010, she resigned as a director of Purden. Purden is listed on the OTC Bulletin Board under the symbol "CNBI".

We believe Ms. Lopomo is qualified to serve on our board of directors because of her extensive knowledge of our company's history and current operations, which she gained from working for our company as described above, in addition to her business experiences as described above.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our director and executive officer has not been involved in any of the following events during the past 10 years:

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

     4. being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

     5. being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
          (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

     6. being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2010, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

CODE OF ETHICS

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached to our annual report on Form 10-KSB, filed on November 14, 2007. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

NOMINATING COMMITTEE

We have a nominating committee. Our sole director and officer is the only member and is not independent as the term is used in Nasdaq Marketplace Rule 4200(a)(15). A copy of our nominating committee charter is an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007. The purpose of the Committee is to:

     1. Identify individuals qualified to become directors on our Board of Directors (the "Board") or any of its committees, consistent with criteria approved by the Board, and to select, or to recommend that the Board select, such director nominees, whether at the next annual meeting of the shareholders or otherwise.

     2. Periodically evaluate the qualifications and independence of each director on the Board or its various committees and recommend to the Board, as the Committee may deem appropriate, any recommended changes in the composition of the Board or any of its committees.

     3. Develop and recommend to the Board corporate governance principles applicable to us.

     4.   Annually assess the performance of the Board.

     5. Take such other actions within the scope of this Charter as the Board may assign to the Committee from time to time or as the Committee deems necessary or appropriate.

The Committee will primarily fulfill these responsibilities by carrying out the activities enumerated in Section VII of this Charter.

The basic responsibility of the directors of the Committee is to exercise their business judgment to act in what they reasonably believe to be in the best interests of our company and our shareholders. In discharging that responsibility, the Committee should be entitled to rely on the honesty and integrity of our senior executives and our outside advisors and auditors, to the extent we deem necessary or appropriate. The nominating committee did not conduct any meetings during the fiscal year ended July 31, 2010.

NOMINATION OF DIRECTORS BY SHAREHOLDERS

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. Our directors believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the Board and we do not have any specific process or procedure for evaluating such nominees. Our Boardwill assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

We have an audit committee and audit committee charter. Our audit committee is not independent as the term is used in Nasdaq Marketplace Rule 4200(a)(15), as amended and our sole director and officer is the only member. A copy of our audit committee charter is attached to our annual report on Form 10-KSB, filed on November 14, 2007. The Audit Committee represents our Board in discharging its responsibility relating to our accounting, reporting and financial practices and our subsidiaries, and has general responsibility for oversight of our internal controls, accounting and audit activities and legal compliance. However, the Audit Committee's function is one of oversight only and shall not relieve our management of its responsibilities for preparing financial statements which accurately and fairly present our financial results and conditions or the responsibilities of the independent accountants relating to the audit or review of financial statements.

Currently we do not have a member in our Board who is considered as an "audit committee financial expert" as defined in SEC Release No. 33-8 177 SEC. II(A)(4)(c). The audit committee met once during fiscal year ended July 31, 2010.

Since the commencement of our most recently completed fiscal year, we have not required any non-audit services to be provided by our auditor.

CORPORATE GOVERNANCE

We currently act with Lisa Lopomo as our sole director. We have determined that Ms. Lopomo is not an independent director as defined by Nasdaq Marketplace Rule 4200(a)( 1.5 ).

TRANSACTIONS WITH INDEPENDENT DIRECTORS

Other than as set out below, none of our independent directors entered into any transaction, relationship or arrangement, since the beginning of our year ended July 31, 2010, or in any currently proposed transaction, that was considered by our Board in determining whether the director maintained his independence in accordance with Nasdaq Marketplace Rule 4200(a)( 1 5 ).

In consideration for acting as board members, we reimbursed Messrs. Klatt and Malone (our former directors) for out of pocket expenses incurred for attending board meetings. As additional consideration, granted to each of Messrs. Klatt and Malone, stock options to purchase up to 500,000 shares of our common shares exercisable at a price of $1.20 per share until December 3, 2012, which options vest according to the stock option agreement. The options are issued in accordance with our 2007 Stock Option Plan. As Messrs. Klatt and Malone are no longer directors, their stock options have expired.

COMPENSATION COMMITTEE

We do not have a compensation committee, or a committee that performs similar function.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The particulars of compensation paid to the following persons:

     (a) all individuals who served as our principal executive officer during the fiscal year ended July 31, 2010; and

     (b) an additional individual for whom disclosure would have been provided under (a) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended July 31, 2010 and 2009, are set out in the following summary compensation table:

                                                                      Non Equity    Nonqualified
                                                                      Incentive       Deferred
                                               Stock      Option        Plan        Compensation     All Other
  Name and Principal           Salary  Bonus   Awards    Awards (1)  Compensation     Earnings     Compensation   Total
       Position          Year    ($)    ($)     ($)         ($)          ($)            ($)            ($)         ($)
  ------------------     ----  ------  -----   ------    ----------  ------------     --------     ------------   -----
Lisa Lopomo              2010    Nil    Nil     Nil          Nil          Nil            Nil           Nil         Nil
President, CEO, CFO,
Secretary Treasurer,
and Director (2)

William Tafuri           2010    Nil    Nil     Nil          Nil          Nil            Nil           Nil         Nil
Former President,        2009    Nil    Nil     Nil          Nil          Nil            Nil           Nil         Nil
CEO, CFO, Secretary
Treasurer, and
Director (3)

----------
1. The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 5 to our financial statements included in this Annual Report.
2.   Ms. Lopomo was appointed a director and officer on February 24, 2010.
3. Mr. Tafuri resigned as a director and officer on February 24, 2010, his Option Awards for the year ended 2010 were cancelled at that time.

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

EMPLOYMENT AGREEMENTS

We are not party to any employment contracts with our director and officer.

OUTSTANDING EQUITY AWARDS FOR EXECUTIVE OFFICERS AT FISCAL YEAR-END

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of July 31, 2010.

                                      Option Awards                                          Stock Awards
          ----------------------------------------------------------------   ---------------------------------------------
                                                                                                                   Equity
                                                                                                                  Incentive
                                                                                                       Equity       Plan
                                                                                                      Incentive    Awards:
                                                                                                        Plan      Market or
                                                                                                       Awards:     Payout
                                             Equity                                                   Number of   Value of
                                            Incentive                           Number                Unearned    Unearned
                                           Plan Awards;                           of        Market     Shares,     Shares,
            Number of      Number of        Number of                           Shares     Value of   Units or    Units or
           Securities     Securities       Securities                          or Units   Shares or    Other        Other
           Underlying     Underlying       Underlying                          of Stock    Units of    Rights      Rights
           Unexercised    Unexercised      Unexercised   Option     Option       That     Stock That    That        That
            Options         Options         Unearned    Exercise  Expiration   Have Not    Have Not   Have Not    Have Not
Name      Exercisable(#) Unexercisable(#)   Options(#)   Price($)    Date      Vested(#)   Vested($)  Vested(#)   Vested($)
----      -------------- ----------------  ----------    -----       ----      ---------   ---------  ---------   ---------
Lisa Lopomo    Nil             Nil             Nil         N/A       N/A          Nil         Nil        Nil         Nil
William Tafuri Nil             Nil             Nil         N/A       N/A          Nil         Nil        Nil         Nil

COMPENSATION OF DIRECTORS

The table below shows the compensation of our directors who are not named executive officers for our last completed fiscal year ended July 31, 2010:

                                                                              Change in
                                                                               Pension
                                                                              Value and
                           Fees                              Non-Equity      Nonqualified
                          Earned                             Incentive         Deferred
                         Paid in      Stock      Option        Plan          Compensation      All Other
    Name                 Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----                 -------     ---------  ---------  ---------------    -----------    ---------------   --------
Lisa Lopomo                Nil          Nil        Nil           Nil              Nil              Nil            Nil
William Tafuri1         41,000          Nil     52,693           Nil              Nil              Nil         93,693
H. Richard Klatt (1)    13,500          Nil     52,693           Nil              Nil              Nil         66,193
James Malone1              Nil          Nil     33,457           Nil              Nil              Nil         33,457

----------
1.   Messrs. Tafuri, Klatt and Malone resigned as directors on February 24,
     2010.

During the fiscal year ended July 31, 2010, there were no standard or other arrangements pursuant to which any of our directors were compensated for services provided in their capacity as directors.

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

OUTSTANDING EQUITY AWARDS FOR DIRECTORS AT FISCAL YEAR-END

There were no outstanding equity awards for Directors at July 31, 2010.

LONG-TERM INCENTIVE PLANS

On May 10, 2007, we established our 2007 Stock Option Plan (the "2007 Plan"). The purpose of the 2007 Plan is to enhance the long-term stockholder value of the our company by offering opportunities to our directors, officers, employees and eligible consultants and any entity that directly or indirectly is in control of or is controlled by our company (a "Related Company") to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service or a Related Company.

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

All of our employees and members of our Board of Directors are eligible to be granted options. Individuals who have rendered or are expected to render advisory or consulting services to us are also eligible to receive options. The maximum number of shares of our common shares with respect to which options or rights may be granted under the 2007 Plan to any participant is 5,000,000 shares.

The exact terms of the option granted are contained in an option agreement between us and the person to whom such option is granted. Eligible employees are not required to pay anything to receive options. The exercise price for incentive stock options must be no less than the fair market value of the common shares on the date of grant. The exercise price for nonqualified stock options is determined by the Plan Administrator in its sole and complete discretion. An option holder may exercise options from time to time, subject to vesting. Options will vest immediately upon death or disability of a participant and upon certain change of control events.

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

All awards granted under the 2007 Plan expire 10 years from the date of grant, or such shorter period as is determined by the Plan Administrator. No option is exercisable by any person after such expiration. If an award expires, terminates or is cancelled, the shares of our common shares not purchased thereunder may again be available for issuance under the 2007 Plan.

We have not yet filed a registration statement under the Securities Act of 1933 to register the shares of our common shares reserved for issuance under the 2007 Plan.

OPTION EXERCISES AND STOCK VESTED TABLE.

None of our directors, officers or employees has exercised their stock options.

                                   Option Awards                         Stock Awards
                         ---------------------------------    ---------------------------------
                         Number of Shares                     Number of Shares
                           Acquired on      Value Realized      Acquired on      Value Realized
                             Exercise         on Exercise         Vesting          on Vesting
    Name                       (#)                ($)               (#)                ($)
    ----                     --------         -----------         -------          ----------
Lisa Lopomo                    Nil                Nil               Nil                Nil
William Tafuri                 Nil                Nil               Nil                Nil
H. Richard Klatt               Nil                Nil               Nil                Nil
James Malone                   Nil                Nil               Nil                Nil

REPRICING OF OPTIONS/SARS

We did not reprice any options previously granted during the year ended July 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

In the following tables, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholders, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common shares beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                        Name and address                      Amount and nature of              Percent
Title of class         of beneficial owner                    beneficial ownership            of class (1)
--------------         -------------------                    --------------------            ------------
Common Stock          Juniper Ridge LLC                         9,000,000 (2)  Indirect          16.26%
                      2420 Watt Ct.
                      Riverton WY 82501

Common Stock          H. Richard Klatt (former director)        1,185,714      Direct            2.14%
                      951 East 8800
                      South Sandy, UT 84094

                        Name and address                      Amount and nature of              Percent
Title of class         of beneficial owner                    beneficial ownership            of class (1)
--------------         -------------------                    --------------------            ------------
Common Stock          William Tafuri (former director)          3,492,857      Direct            6.31%
                      5020 N. Silver Springs Road
                      Park City, UT 84098

SECURITY OWNERSHIP OF MANAGEMENT

                        Name and address                      Amount and nature of              Percent
Title of class         of beneficial owner                    beneficial ownership            of class (1)
--------------         -------------------                    --------------------            ------------
Common Stock          Lisa Lopomo                                       0      Direct             0.0%
                      7 Ashland Road, Suite 219
                      Caldwell NJ 07006

Common Stock          DIRECTORS AND OFFICERS AS A GROUP                 0

----------
1. Based on 55,451,425 shares of common shares issued and outstanding as of October 29, 2010
2. Strathmore Minerals Corp. holds voting and dispositive power over these shares.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our fiscal year ended July 31, 2009, or in any currently proposed transaction, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

For the period ended July 31, 2010, the aggregate fees billed by Bernstein & Pinchuk LLP ("Bernstein") for professional services rendered for the audit of our financial statements were:

                                               Year Ended
             Fees                             July 31, 2010
             ----                             -------------

        Audit Fees                               $ 5,000
        Audit Related Fees                            --
        Tax Fees                                      --
        Other Fees                                 3,000 *
                                                 -------
        Total Fees                               $ 8,000
                                                 =======

----------
* Fees related to the review of the quarterly financial statements and the SEC letters.

POLICY ON PRE-APPROVAL BY AUDIT COMMITTEE OF SERVICES PERFORMED BY INDEPENDENT AUDITOR

We do not use Bernstein for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Bernstein to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before BDO or Bernstein is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     *    approved by our audit committee; or
     * entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by BDO or Bernstein and believes that the provision of services for activities unrelated to the audit is compatible with maintaining BDO or Bernstein's independence.

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

Exhibit
Number                                   Description
------                                   -----------

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

YELLOWCAKE MINING INC.


By: /s/ Lisa Lopomo
   -----------------------------------------------------------
Lisa Lopomo
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.


/s/ Lisa Lopomo
--------------------------------------------------------------
Lisa Lopomo
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 12, 2010