Form 10-Q
period 2010-10-31
YELLOWCAKE MINING INC.
filed 2010-11-30
CIK 1375483

` UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended: October 31, 2010
                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,335,576 shares of common stock are issued and outstanding as of November 30, 2010.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.............................................   1

ITEM 1.  FINANCIAL STATEMENTS..............................................   2

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.........................................  16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........  24

ITEM 4T. CONTROLS AND PROCEDURES...........................................  24

PART II - OTHER INFORMATION................................................  24

ITEM 1.  LEGAL PROCEEDINGS.................................................  24

ITEM 1A. RISK FACTORS......................................................  24

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......  27

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................  28

ITEM 4.  [REMOVED AND RESERVED]............................................  28

ITEM 5.  OTHER INFORMATION.................................................  28

ITEM 6.  EXHIBITS..........................................................  28

SIGNATURES.................................................................  29

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

ITEM 1 FINANCIAL STATEMENTS

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in US dollars)
--------------------------------------------------------------------------------

                                                             October 31, 2010        July 31, 2010
                                                             ----------------        -------------
                                                               (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                   $     11,078           $      5,307
                                                              ------------           ------------

      Total current assets                                          11,078                  5,307

Office equipment                                                        --                    647
Reclamation bonds (Note 9)                                              --                 62,400
                                                              ------------           ------------

TOTAL ASSETS                                                  $     11,078           $     68,354
                                                              ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                    $     29,018           $    132,036
  Demand loan payable                                              125,000                125,000
  Related party advances                                            35,214                 15,214
                                                              ------------           ------------
      Total current liabilities                                    189,232                272,250
                                                              ------------           ------------
STOCKHOLDERS' DEFICIENCY
  Common stock, 750,000,000 shares authorized with a
   par value of $0.001 (issued: 55,335,576 shares)                  55,336                 55,336
  Additional paid-in capital                                    20,109,496             20,087,221
  Deficit accumulated during the exploration stage             (20,342,986)           (20,346,453)
                                                              ------------           ------------

      Total stockholders' deficiency                              (178,154)              (203,896)
                                                              ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $     11,078           $     68,354
                                                              ============           ============


See notes to financial statements

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                    Three months           Three months             Inception
                                                       ended                  ended             (March 23, 2006) to
                                                     October 31,            October 31,            October 31,
                                                        2010                   2009                   2010
                                                    ------------           ------------           ------------
EXPENSES
  Consulting fees (Note 5)                          $         --           $     12,138           $    485,011
  General and administrative                               3,156                 18,078                351,298
  Impairment of mineral interests                             --                     --             11,681,559
  Investor relations and communication                        --                    756                209,633
  Management fees (Notes 5 and 6)                             --                 98,569              4,105,560
  Mineral property expenditures (Note 4)                      --                 (9,980)             2,087,233
  Financing costs                                        (24,000)                    --                685,200
  Professional fees                                       16,061                 12,731                870,043
                                                    ------------           ------------           ------------

LOSS FROM OPERATIONS                                       4,783               (132,292)           (20,475,967)
                                                    ------------           ------------           ------------

OTHER INCOME (EXPENSE)
  Interest income                                          1,835                     --                141,714
  Interest expense                                        (3,151)                    --                 (8,733)
                                                    ------------           ------------           ------------

                                                          (1,316)                    --                132,981
                                                    ------------           ------------           ------------

NET  INCOME (LOSS)                                  $      3,467           $   (132,292)          $(20,342,986)
                                                    ============           ============           ============

BASIC AND DILUTED LOSS PER SHARE                    $      (0.00)          $      (0.00)
                                                    ============           ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
 BASIC AND DILUTED                                    55,335,576             54,483,009
                                                    ============           ============


See notes to financial statements

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                           Three months           Three months           Inception
                                                              ended                  ended           (March 23, 2006) to
                                                            October 31,            October 31,           October 31,
                                                               2010                   2009                  2010
                                                           ------------           ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                        $      3,467           $   (132,292)         $(20,342,986)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Stock-based compensation                                        --                 66,080             3,837,933
     Write off of mineral interests                                  --                     --            11,681,559
  Changes in operating assets and liabilities:
     Prepaid expenses                                                --                  6,000                    --
     Accounts payable and accrued liabilities                   (80,743)                43,994               256,056
                                                           ------------           ------------          ------------
   Net cash used in operating activities                        (77,276)               (16,218)           (4,567,438)
                                                           ------------           ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock                            --                     --             5,707,495
  Proceeds from demand loan                                          --                     --               125,000
  Related party advances                                         20,000                     --                35,214
                                                           ------------           ------------          ------------
   Net cash provided by financing activities                     20,000                     --             5,867,709
                                                           ------------           ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Disposal of office equipment                                      647                     --                    --
  Reclamation bond                                               62,400                     --                    --
  Acquisition of mineral rights                                      --                     --            (1,289,193)
                                                           ------------           ------------          ------------
   Net cash provided by (used in) investing activities           63,047                     --            (1,289,193)
                                                           ------------           ------------          ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (5,771)               (16,218)               11,078

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    5,307                 31,756                    --
                                                           ------------           ------------          ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $     11,078           $     15,538          $     11,078
                                                           ============           ============          ============
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR INTEREST DURING THE PERIOD                   $         --           $         --
                                                           ============           ============

CASH PAID FOR INCOME TAXES DURING THE PERIOD               $         --           $         --
                                                           ============           ============


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (NOTE 9)


See notes to financial statements

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
For the Period from March 23, 2006 (Date of Inception) to October 31, 2010 (Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                      Accumulated          Total
                                                                     Additional        during the       Stockholders'
                                     Number of                        Paid-in         Exploration          Equity
                                   common shares     Par Value        Capital            Stage          (Deficiency)
                                   -------------     ---------        -------            -----          ------------
BALANCE, MARCH 23, 2006
 (DATE OF INCEPTION)                         --      $     --      $         --      $         --       $        --
Shares issued:
  Initial capitalization             60,000,000        60,000           (58,000)               --             2,000
  Private placement                  31,800,000        31,800            21,200                --            53,000
Net loss for the period                      --            --                --            (9,134)           (9,134)
                                     ----------      --------      ------------      ------------       -----------
BALANCE, JULY 31, 2006               91,800,000        91,800           (36,800)           (9,134)           45,866
Shares issued:
  Private placements                  6,131,625         6,132         5,903,868                --         5,910,000
  Acquisition of mineral rights       9,000,000         9,000        10,148,143                --        10,157,143
Shares returned to treasury          56,000,000)      (56,000)           56,000                --                --
Share issue costs                            --            --          (257,505)               --          (257,505)
Stock-based compensation                     --            --         2,370,719                --         2,370,719
Net loss for the year                        --            --                --        (4,121,534)       (4,121,534)
                                     ----------      --------      ------------      ------------       -----------
BALANCE, JULY 31, 2007               50,931,625        50,932        18,184,425        (4,130,668)       14,104,689
  Shares issued:
  Acquisition of mineral rights         482,143           482           234,741                --           235,223
  Stock-based compensation                   --            --           787,828                --           787,828
  Net loss for the year                      --            --                --       (13,007,493)       13,007,493)
                                     ----------      --------      ------------      ------------       -----------
BALANCE, JULY 31, 2008               51,413,768        51,414        19,206,994       (17,138,161)        2,120,247
Stock-based compensation                     --            --           540,722                --           540,722
Net loss for the year                        --            --                --        (2,856,327)       (2,856,327)
                                     ----------      --------      ------------      ------------       -----------
BALANCE, JULY 31, 2009               51,413,768        51,414        19,747,716       (19,994,488)         (195,358)
Shares issued for debt                3,921,808         3,922           200,841                --           204,763
Stock-based compensation (Note 5)            --            --           138,664                --           138,664
Net loss for the year                        --            --                --          (351,965)         (351,965)
                                     ----------      --------      ------------      ------------       -----------
BALANCE, JULY 31, 2010               55,335,576        55,336        20,087,221       (20,346,453)         (203,896)
Forgiven payables                            --            --            22,275                --            22,275
Net Income for the period                    --            --                --             3,467             3,467
                                     ----------      --------      ------------      ------------       -----------

BALANCE, OCTOBER 31, 2010            55,335,576      $ 55,336      $ 20,109,496      $ 20,342,986       $  (178,130)
                                     ==========      ========      ============      ============       ===========


See notes to financial statements

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010 (Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended July 31, 2010. The results of operations for the three-month period ended October 31, 2010 are not necessarily indicative of the results to be expected for the year ending July 31, 2011.

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $20,342,986 since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company's interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010 (Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010 (Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

In May 2009, the FASB issued ASC No. 855 "Subsequent Events". ASC No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC No. 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC No. 855 was effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events through November 30, 2010 which represents the date on which the interim financial statements were issued.

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010 (Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010 (Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010 (Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

4. MINERAL RIGHTS - CONTINUED

Mineral properties expenditures are summarized as follows:

                                         Three months         Three months          Inception
                                            ended                ended          (March 23, 2006) to
                                          October 31,          October 31,          October 31,
                                             2010                 2009                 2010
                                          ----------           ----------           ----------
JUNIPER RIDGE
  Claim maintenance                       $       --           $   25,933           $  154,062
  Camp and field supplies                         --                   --               12,309
  Drilling                                        --               (3,438)             124,309
  Geological and geophysical                      --                1,740              410,831
  Travel and accommodation                        --                   --               11,825
                                          ----------           ----------           ----------
                                                  --               24,235              713,336
                                          ----------           ----------           ----------
SKY:
  Claim maintenance                               --                   --                6,611
  Assaying, testing and analysis                  --                   --               13,063
  Camp and field supplies                         --                   --               19,459
  Drilling                                        --                   --              319,594
  Geological and geophysical                      --                   --              136,258
  Travel and accommodation                        --                   --                5,015
                                          ----------           ----------           ----------
                                                  --                   --              500,000
                                          ----------           ----------           ----------
JEEP:
  Claim maintenance                               --                   --               32,077
  Assaying, testing and analysis                  --                   --                  951
  Camp and field supplies                         --                   --                7,052
  Drilling                                        --                   --               88,344
  Geological and geophysical                      --                   --               33,734
  Travel and accommodation                        --                   --                5,116
                                          ----------           ----------           ----------
                                                  --                   --              167,274
                                          ----------           ----------           ----------
BECK
  Claim maintenance                               --                   --              108,933
  Assaying, testing and analysis                  --                   --                7,172
  Camp and field supplies                         --                   --                2,756
  Drilling                                        --                   --              109,518
  Geological and geophysical                      --               (9,980)             262,965
  Permits                                         --                   --               64,871
  Travel and accommodation                        --               36,528
                                          ----------           ----------           ----------
                                                  --               (9,980)             592,743
                                          ----------           ----------           ----------
TEXAS DATABASE:
  Geological and geophysical                      --                   --              113,880
                                          ----------           ----------           ----------

                                          $       --           $   (9,980)          $2,087,233
                                          ==========           ==========           ==========

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010 (Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

5. COMMON STOCK

SHARE ISSUANCES

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

Stock options are summarized as follows:

                                                  Number of     Weighted Average
                                                   Options       Exercise Price
                                                   -------       --------------

Balance at July 31, 2010 and October 31, 2010      100,000           $ 3.05

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010 (Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

5. COMMON STOCK (Continued)

STOCK OPTIONS (CONTINUED)

At October 31, 2010, the following stock options were outstanding and exercisable:

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

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company's closing stock price of $0.04 per share as of July 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of October 31, 2010 and 2009 was $Nil. As of October 31, 2010, 100,000 (2009 - 1,075,000) outstanding options were vested and exercisable and the weighted average exercise price was $3.05 (2008 - $2.38). The total intrinsic value of options exercised during the three months ended October 31, 2010 and 2009 was $Nil.

STOCK-BASED COMPENSATION

Total stock based compensation recognized during the three months ended October 31, 2009 in respect of options granted in prior periods was $0.00 (2009 - $66,080) which has been recorded in the Statements of Operations with corresponding additional paid-in capital recorded in stockholders' equity as follows:

                                        Three months        Three months         Inception
                                           ended               ended         (March 23, 2006) to
                                         October 31,         October 31,         October 31,
                                            2010                2009                2010
                                         ----------          ----------          ----------
Expenses (recovery):
  Consulting fees                        $       --          $       11          $  223,958
  Management fees                                --              66,069           3,614,975
                                         ----------          ----------          ----------
Total stock-based compensation expense   $       --          $   66,080          $3,837,933
                                         ==========          ==========          ==========

The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted:

                                        Three months        Three months
                                           ended               ended
                                         October 31,         October 31,
                                            2010                2009
                                         ----------         ------------
Risk-free interest rate                      --             1.31% - 4.59%
Expected life of options (years)             --             2.38  - 3.09
Expected volatility                          --              119% - 234%
                                        -------             -----------
Dividend rate                                --                       0%
                                        =======             ===========

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010 (Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

6. RELATED PARTY TRANSACTIONS

The Company paid or accrued no management fees to two directors of the Company in the quarter ended October, 2010 but incurred $32,500 during the quarter ended October 31, 2009. At October 31, 2010, no monies owed to directors for management fees were included in accounts payable and accrued liabilities. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

During the quarter ended October 31, 2010 the Company received additional loans totalling $20,000 from the current President of the Company. These loans are not subject to interest or any specific terms of payment. The balance at October 31, 2010 was $35,214.

7. DEMAND LOAN PAYABLE

On February 18, 2010, a lender unrelated to the Company loaned the Company a total of $125,000 pursuant to a promissory note requiring interest at 10% per annum and payable on demand.

8. FINANCIAL INSTRUMENTS

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

9. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

In August 2009 the Company issued 3,921,808 common shares to settle an aggregate debt of $204,763, of which $152,500 was with two former officers and directors of the Company and the remaining $52,263 was with a consultant. The amounts have been excluded from cash flows from financing activities.

The Reclamation Bond proceeds of $64,235 received in September 2010 were subject to an assignment with two former directors and a former consultant in full settlement of certain debts. This resulted in a forgiven amount of $22,275 which has been applied to Additional Paid-in Capital.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010 (Expressed in US dollars)
(Unaudited)
--------------------------------------------------------------------------------

10. CONTINGENT LIABILITIES

In 2007 the Company conducted a private placement offering and agreed with the subscribers that a penalty was payable in the event that the securities offered in the private placement were not registered with the U.S. Securities & Exchange Commission within 6 months. The Company was unable to register the securities in time and accordingly in March, 2008 sent a check to each of the subscribers in the private placement for 12% of the amount invested. Some of the investors in the private placement were not able to be contacted and some of the checks sent by the Company were left uncashed. Therefore, certain former investors of the Company may have a claim for a payment which in the aggregate for all those investors adds up to $24,000 which they were entitled to receive. The Company made substantial efforts to locate these investors and does not consider it likely that they would make a claim at this late date.

11. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to October 31, 2010 to assess the need for potential recognition or disclosure in this report. As a result of this evaluation, management has concluded that there are no material subsequent events required to be disclosed

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

WORKING CAPITAL

Our financial condition on October 31, 2010 and July 31, 2010 and the changes between those dates for the respective items are summarized as follows:

                                     October 31, 2010         July 31, 2010
                                     ----------------         -------------

Current Assets                          $  11,078               $   5,307
Current Liabilities                       189,232                 272,250
                                        ---------               ---------
Working Capital Deficiency              $(178,154)              $(266,943)
                                        =========               =========

Our working capital deficiency decreased by 33% due to our decrease in liabilities as a result of decreases in accounts payable during the three months ended October 31, 2010. We were able to decrease our accounts payable and accrued liabilities because we terminated our obligations under our mineral property agreements and financing costs.

CASH FLOWS

                                                        Three Months Ended
                                                            October 31,
                                                     2010               2009
                                                   --------           --------
Net cash used in Operating Activities              $(77,276)          $(16,218)
Net cash provided by Financing Activities            20,000                 --
                                                   --------           --------
Net cash provided by (used in) Investing
 Activities                                          63,047                 --
                                                   --------           --------
Change in cash during the period                   $ (5,771)          $(16,218)
                                                   ========           ========

CASH USED IN OPERATING ACTIVITIES

During the three months ended October 31, 2010 compared to the three months ended October 31, 2009, our cash used in operating activities increased by 476% when compared to the prior year because we terminated our obligations under our mineral property agreements and our management and consultant agreements.

CASH FROM FINANCING ACTIVITIES

During the three months ended October 31, 2010 compared to the three months ended October 31, 2009, there was an increase of cash provided by financing activities of $20,000 because of advances by a related party.

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

During the three months ended October 31, 2010 compared to the three months ended October 31, 2009 our cash provided by investing activities increased from zero to $63,047 through the sale of office equipment and completion of an assignment of a reclamation bond. On May 7, 2009 the Company remitted $62,400 to the State of Colorado Department of Mined Land Reclamation and Safety, in order to replace $130,400 of existing reclamation bonds received by the Company. The Company confirmed with the State that the approved remediation process had been completed on some of the Company's site exploration activities. The process resulted in the Company receiving $130,400 from the State and the holding of $62,400 in reclamation bonds over existing properties in Colorado. The State inspected the properties to insure that the Company had completed all of the required remediation on site exploration and the Company made an application for the return of these funds. In February 2010 the Company assigned its interest in these Bonds to two directors and a consultant in respect of certain amounts owed to them.

MATERIAL CHANGES IN RESULTS OF OPERATION

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended July 31, 2010 and our unaudited financial statements for the period ended October 31, 2010.

REVENUES

We have not earned any revenues to date and do not anticipate earning revenues, if ever, until such time as we enter into a new business opportunity with an established business.

EXPENSES

In the tables below show our operating results for the three months ended October 31, 2010 and 2009:

                                          Three Months           Three Months
                                             ended                  ended
                                           October 31,            October 31,
                                              2010                   2009
                                          ------------           ------------

Revenues                                  $         --           $         --

Expenses
  Consulting fees                                   --                 12,138
  General and administrative                     3,156                 18,078
  Investor relations                                --                    756
  Management fees                                   --                 98,569
  Mineral property interests                        --                 (9,980)
  Financing Costs                              (24,000)                    --
  Professional fees                             16,061                 12,731
                                          ------------           ------------
Loss from operations                             4,783               (132,292)
Interest income                                  1,835                     --
Interest expense                                (3,151)                    --
                                          ------------           ------------

Net Income (Loss)                         $      3,467           $   (132,292)
                                          ============           ============

Basic and diluted loss per share          $      (0.00)          $      (0.00)
                                          ============           ============
Weighted average number of
 shares outstanding                         55,335,576             54,483,009
                                          ============           ============

CONSULTING FEES

For the three months ended October 31, 2010 compared to the three months ended October 31, 2009, our consulting fee expenses decreased by 100% compared to the same period last year. This decrease was due to the cancellation of our consulting agreements.

GENERAL AND ADMINISTRATIVE

For the three months ended October 31, 2010 compared to the three months ended October 31, 2009, our general and administrative expenses decreased by 79.8% compared to the same period last year. This decrease was due to the termination of our obligations under our mineral property agreements.

INVESTOR RELATIONS

For the three months ended October 31, 2010 compared to the three months ended October 31, 2009, our investor relations expenses decreased by 100% compared to the same period last year. This decrease was due to the fact that we had no investor relations expenses for the three months ended October 31, 2010.

MANAGEMENT FEES

For the three months ended October 31, 2010 compared to the three months ended October 31, 2009, our management fees decreased by 100% compared to the same period last year. This decrease was due to the cancellation of our agreement with outgoing management in February 2010.

FINANCING COSTS

In 2007 the Company conducted a private placement offering and agreed with the subscribers that a penalty was payable in the event that the securities offered in the private placement were not registered with the U.S. Securities & Exchange Commission within 6 months. The Company was unable to register the securities in time and accordingly in March, 2008 sent a check to each of the subscribers in the private placement for 12% of the amount invested. Some of the investors in the private placement were not able to be contacted and some of the checks sent by the Company were left uncashed. Therefore, certain former investors of the Company may have a claim for a payment which in the aggregate for all those investors adds up to $24,000 which they were entitled to receive. The Company made substantial efforts to locate these investors and does not consider it likely that they would make a claim at this late date.

PROFESSIONAL FEES

For the three months ended October 31, 2010 compared to the three months ended October 31, 2009, our professional fees increased by 26% compared to the same period last year. This increase was due to an increase in requirements for professional services.

ANTICIPATED CASH REQUIREMENTS

We estimate our operating expenses and working capital requirements for the year ended July 31, 2011 to be as follows:

                        Expense                              Amount
                        -------                              ------

             General and administrative                     $ 7,500
             Investor relations and communications            1,000
             Professional fees                               35,000
                                                            -------
             TOTAL EXPENSES                                 $43,500
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

GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business however, the Company has not generated revenues and has accumulated losses of $20,342,986 since inception and its current liabilities exceed its current assets by approximately $178,000, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company's interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ASSET RETIREMENT OBLIGATIONS

We record the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets in accordance with FASB ASC 410 ("ASC 410", formerly referred to as SFAS No. 143), "Accounting for Asset Retirement Obligations". The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. At October 31, 2010 and 2009, we have not accrued any asset retirement obligations.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period ended October 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1. LEGAL PROCEEDINGS

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

WE HAVE HAD NEGATIVE CASH FLOWS FROM OPERATIONS AND IF WE ARE NOT ABLE TO OBTAIN FURTHER FINANCING, OUR BUSINESS OPERATIONS MAY FAIL.

We had cash in the amount of $11,078 and a working capital deficit of $178,154 as of October 31, 2010. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

Exhibit
Number                               Description
------                               -----------
10.14 Sky Project Termination Agreement dated April 21, 2008 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on May 1, 2008)
10.15 Juniper Ridge Project Termination Agreement dated December 29, 2008 with Strathmore Resources (US) Ltd. (attached as an exhibit to our current report on Form 8-K, filed on January 2, 2009)
10.16 American Nuclear Fuels (Colorado) LLC Standstill Agreement dated March 16, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on March 23, 2009)
10.17 Relinquishment and Surrender of Lease and Option with Beckworth Corporation dated May 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 15, 2009)
10.18 Relinquishment and Surrender of Lease and Option with Energy Venture LLC and Uravan Land and Cattle Company LLC dated May 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 15,
         2009)
10.19 Relinquishment and Surrender of Lease and Option with Bruce L. Beck dated May 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 15, 2009)
10.20 Relinquishment and Surrender of Lease and Option with Bedrock Development Corp. dated May 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 15, 2009)
10.21 Relinquishment and Surrender of Lease and Option with Eagle Venture Group LLC dated May 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 15, 2009)
10.22 May 15, 2009 letter to American Nuclear Fuels (Colorado) LLC terminating the master agreement (attached as an exhibit to our quarterly report on Form 10-Q filed on June 15, 2009)
14.1 Code of Ethics (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)
16.1 Letter on change in certifying accountant (attached as an exhibit to our current report on Form 8-K filed on April 28, 2010)
31.1*    Section 302 Certification under Sarbanes-Oxley Act Of 2002
32.1*    Section 906 Certification under Sarbanes- Oxley Act Of 2002
99.1 Audit Committee Charter (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)
99.2 Nominating Committee Charter (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)

----------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its In accordance with
Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YELLOWCAKE MINING INC.

By: /s/ Lisa Lopomo
   ---------------------------------------------------
   Lisa Lopomo
   President, Secretary, Treasurer and Director
   (Principal Executive Officer, Principal
   Financial Officer and Principal Accounting Officer)

Dated: November 30, 2010