Form 10-Q
period 2011-01-31
YELLOWCAKE MINING INC.
filed 2011-03-22
CIK 1375483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2011
or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 000-52293

YELLOWCAKE MINING INC.
(Exact name of registrant as specified in its charter)

Nevada	83-0463005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#1801 Building B, Hai Song Da Sha
Che Gong Miao, Fu Tian Qu
Shenzen, China 518041
(Address of principal executive offices) (Zip Code)

86 755 82718088
(Registrant’s telephone number, including area code)

Suite 219, 7 Ashland Road, Caldwell, New Jersey 07006
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

i

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 115,335,576 shares of common stock are issued and outstanding as of March 21, 2011.

ii

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

ITEM 1 FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page No.

Balance Sheets	F-3

Statements of Operations for the six and three months ended January 31, 2011 and 2010	F-4

Statements of Cash Flows for the six months ended January 31, 2011 and 2010	F-5

Statements of Changes in Stockholders’ Equity (Deficiency) for the period March 25, 2005 (inception) to January 31, 2011	F-6

Notes to the Financial Statements	F-7–F-15

YELLOWCAKE MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(Expressed in US dollars)

	January 31, 2011	July 31, 2010
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$206	$5,307

Total current assets	206	5,307

Office equipment	-	647
Reclamation bonds	-	62,400

Total assets	$206	$68,354

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$2,098	$132,036
Demand loan payable	125,000	125,000
Related party advances	-	15,214
Total current Liabilities	127,098	272,250

Stockholders' Deficiency
Common stock,750,000,000 shares authorized with a par value of
$0.001 115,335,576 shares at January 31,2011 and 55,335,976 at July 31,2010	115,336	55,336
Additional paid-in-capital	20,109,496	20,087,221
Deficit accumulated during exploration stage	(20,351,724)	(20,346,453)

Total stockholders' deficiency	(126,892)	(203,896)

Total Liabilities and stockholders' deficiency	$206	$68,354

See notes to financial statements

YELLOWCAKE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Expressed in US dollars)
(UNAUDITED)

					For the period
					from March 25,
					2005 (date of
					development
	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	stage) through
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010	January 31, 2011

Expenses
Consulting fees	$-	$11,817	$-	$(321)	$485,011
General and administrative	3,185	48,581	29	30,503	351,327
Impairment of mineral interests	-	-	-	-	11,681,559
Investor relations and communication	-	1,521	-	765	209,633
Management fees	-	179,154	-	80,584	4,105,560
Mineral propery expenditures	-	(11,105)	-	(1,125)	2,087,233
Financing costs	(24,000)	-	-	-	685,200
Professional fees	21,619	53,441	5,558	40,710	876,031
Loss from operations	(804)	(283,409)	(5,587)	(151,116)	(20,481,554)

Other income (expense)
Interest income	1,835	-	-	-	141,714
Interest expense	(6,302)	-	(3,151)	-	(11,884)
	(4,467)	-	(3,151)	-	129,830

Loss before income tax expense	(5,271)	(283,409)	(8,738)	(151,116)	(20,351,724)
Income tax expense	-	-	-	-	-
Net Loss	$(5,271)	$(283,409)	$(8,738)	$(151,116)	$(20,351,724)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares
outstanding, basic and diluted	75,552,967	55,335,576	95,770,359	55,335,576

See notes to financial statements

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
For the Period from March 23, 2006 (Date of Inception) to January 31,2011
(Expressed in US dollars)
(UNAUDITED)

	Number of common shares	Par Value	Additional Paid-in Capital	Deficit Accumulated during the Exploration Stage	Total Stockholders’ Equity (Deficiency)

Balance, March 23, 2006
(date of inception)	$-	$-	$-	$-	$-
Shares issued:
Initial capitalization	60,000,000	60,000	(58,000)	-	2,000
Private placement	31,800,000	31,800	21,200	-	53,000
Net loss for the period	-	-	-	(9,134)	(9,134)

Balance, July 31, 2006	91,800,000	91,800	(36,800)	(9,134)	45,866
Shares issued:
Private placement	6,131,625	6,132	5,903,868	-	5,910,000
Acquisition of mineral rights	9,000,000	9,000	10,148,143	-	10,157,143
Shares returned to treasury	(56,000,000	(56,000)	56,000	-	-
Share issue costs	-	-	(257,505)	-	(257,505)
Stock-based compensation	-	-	2,370,719	-	2,370,719
Net loss for the year	-	-	-	(4,121,534)	(4,121,534)
Balance, July 31, 2007	50,931,625	50,932	18,184,425	(4,130,668)	14,104,689
Shares issued:
Acquisition of mineral rights	482,143	482	234,741	-	235,223
Stock-based compensation	-	-	787,828	-	787,828
Net loss for the year	-	-	-	(13,007,493)	(13,007,493)
Balance, July 31, 2008	51,413,768	51,414	19,206,994	(17,138,161)	2,120,247
Stock-based compensation	-	-	540,722	-	540,722
Net loss for the year	-	-	-	(2,856,327)	(2,856,327)
Balance, July 31, 2009	51,413,768	51,414	19,747,716	(19,994,488)	(195,358)
Shares issued for debt	3,921,808	3,922	200,841	-	204,763
Stock-based compensation (Note 5)	-	-	138,664	-	138,664
Net loss for the year	-	-	-	(351,965)	(351,965)
Balance, July 31, 2010	55,335,576	55,336	20,087,221	(20,346,453)	(203,896)
Forgiven payables	-	-	22,275	-	22,275
Proceeds from sale of common stock	60,000,000	60,000	-	-	60,000
Net loss for the period	-	-	-	(5,271)	(5,271)
Balance, January 31,2011 (unaudited)	115,335,576	115,336	20,109,496	(20,351,724)	(126,892)

See notes to financial statements

YELLOWCAKE MINING INC
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited)

			For the period
			from March 25,
			2005 (date of
			development
	Six Months Ended	Six Months Ended	stage) through
	January 31, 2011	January 31, 2010	January 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,271)	$(283,409)	$(20,351,724)
Adjustment to reconcile net (loss) to
net cash used in operating activities:
Items not affecting cash
Stock -based compensation	-	124,498	3,837,933
Write off of mineral interests	-	-	11,681,559

Changes in operating assets and liabilities:
Accounts receivable	-	(1,125)	-
Prepaid expenses	-	16,264	-
Accounts payable and accrued expenses	(107,663)	116,113	229,136
Net cash used in operating activities	(112,934)	(27,659)	(4,603,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of capital stock	60,000	-	5,767,495
Proceeds from demand loan	-	-	125,000
Related party advance- Repayment	(15,214)	-	-
Net cash provided by financing activities	44,786	-	5,892,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of office equipment	647	-	-
Reclamation bond redemption	62,400	-	-
Acquisition of equipment	-	162	-
Acquisition of mineral rights	-	-	(1,289,193)
Net cash provided by (used in) investing activities	63,047	162	(1,289,193)

Net increase (decrease) in cash and cash equivalents	(5,101)	(27,497)	206

Cash and cash equivalents, beginning of period	5,307	31,756	-
Cash and cash equivalents,end of period	$206	$4,259	$206

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the period	$-	$-	$-
Cash paid for income taxes during the period	$-	$-	$-

Supplemental Disclosure with respect to Cash flows (Note 8)

See notes to financial statements

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011 (Expressed in US dollars)
(Unaudited)

1.	BASIS OF PRESENTATION

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended July 31, 2010. The results of operations for the three-month period ended January 31, 2011 are not necessarily indicative of the results to be expected for the year ending July 31, 2011.

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $20,351,724 since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011 (Expressed in US dollars)
(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

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
January 31, 2011 (Expressed in US dollars)
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

Jeep

The Company entered into an option and joint venture agreement with Strathmore Resources (US) Ltd., a related party under a common director, to explore, develop and mine the Jeep property located in Gas Hills, Freemont County, Wyoming. Under the agreement, the Company has sole and exclusive rights from Strathmore Resources (US) Ltd. to earn-in a 60% interest in the Jeep property in consideration of the Company’s incurring a total of $10,000,000 in expenditures on the Jeep property. The first expenditures in the amount of $250,000 was to be met on or before September 29, 2008, with additional expenditures of:  $1,250,000 were to be expended during the twelve months ended September 29, 2009, $1,500,000 was to be expended during the twelve months ended September 29, 2010, $2,000,000 to be expended during the twelve months ended September 29, 2011, $2,000,000 to be expended during the twelve months ended  September 29, 2012 and $3,000,000 to be expended during the twelve months ended September 29, 2013.  The option agreement was terminated on April 21, 2008.

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
January 31, 2011 (Expressed in US dollars)
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
January 31, 2011 (Expressed in US dollars)
(Unaudited)

5.	COMMON STOCK

Share issuances

On August 20, 2009 the Company issued a total of 3,921,808 shares with a fair value of $0.035 per share pursuant to agreements to convert certain debts to shares. The fair value was based on the quoted market price on the date of issuance.

On December 1, 2010 the Company issued a total of 60,000,000 shares of common stock to a director at par value for aggregate proceeds of $60,000.

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

Stock options are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance at July 31, 2010 and January 31, 2011	100,000	$3.05

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011 (Expressed in US dollars)
(Unaudited)

5.	COMMON STOCK (Continued)

Stock Options (continued)

At January 31, 2011, the following stock options were outstanding and exercisable:

Number of Options Outstanding	Exercise Price	Aggregate Intrinsic Value	Expiry Date	Number of Options Exercisable	Aggregate Intrinsic Value

100,000	$3.05	$-	April 13, 2012	100,000	$-

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.04 per share as of July 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options vested and exercisable as of October 31, 2010 and 2009 was $Nil.  As of October 31, 2010, 100,000 (2009 – 1,075,000) outstanding options were vested and exercisable and the weighted average exercise price was $3.05 (2008 - $2.38).  The total intrinsic value of options exercised during the three months ended January 31, 2010 and 2009 was $Nil.

Stock-based Compensation

Total stock based compensation recognized during the three months ended October 31, 2009 in respect of options granted in prior periods was $0.00 (2009 - $66,080) which has been recorded in the Statements of Operations with corresponding additional paid-in capital recorded in stockholders’ equity as follows:

	Three months ended January 31, 2011	Three months ended January 31, 2010	Inception (March 23, 2006) to January 31, 2011

Expenses (recovery):
Consulting fees	$-	$(166)	$223,958
Management fees	-	58,584	3,614,975
Total stock-based compensation expense	$-	$58,418	$3,837,933

The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted:

	Six months ended January 31, 2011	Six months ended January 31, 2010

Risk-free interest rate	-	1.96% - 4.59%
Expected life of options (years)	-	3.20 – 4.00
Expected volatility	-	119% - 234%
Dividend rate	-	0%

YELLOWCAKE MINING INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011 (Expressed in US dollars)
(Unaudited)

6.	RELATED PARTY TRANSACTIONS

The Company paid no management fees to two directors of the Company in the quarter ended January 31, 2011 but incurred $80,584 during the quarter ended January 31, 2010.  At January 31, 2011, no monies owed to directors for management fees were included in accounts payable and accrued liabilities.  These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

On December 1, 2010 the Company issued a total of 60,000,000 shares of common stock to a director at par value for aggregate proceeds of $60,000.

During the quarter ended January 31, 2011 the Company received additional loans totalling $15,000 from Lisa Lopomo, the President of the Company, prior to her resignation on December 13, 2010. These loans were not subject to interest. THe balance at the time of her resignation was $50214. During the quarter ended January 31, 2010, the loan was repaid.

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

The Company has evaluated events subsequent to January 31, 2011 to assess the need for potential recognition or disclosure in this report.  As a result of this evaluation, management has concluded that there are no material subsequent events required to be disclosed

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Current Business

We continue to seek new business opportunities with established business entities for a merger with or acquisition of a target business. We have expanded our search for new opportunities to businesses that focus on the manufacture and sale of communications and digital products, however we can provide no assurances that a suitable candidate will be found. Our board of directors has appointed Lin Xiangfeng as our Chief Executive Officer, Chief Financial Officer, Secretary and Chairman due to his experience and resources within the communications industry. Mr. Lin currently serves as chairman of Shenzen Dong Sen Mobile Communication Technology Company Limited (“Deng Sen Mobile”), a company engaged in wholesale, retail and after-sales service for information technology communications products.

We do not have any specific business combination under consideration, nor have we had any discussions with any target business, including Dong Sen Mobile, regarding a possible business combination, We do not currently have any Company policies, restrictions or limitations in place relating to current or future related party transactions or business combination transactions between related parties that would prevent us from entering into a transaction with Deng Sen Mobile. We have not yet begun negotiations or entered into any definitive agreements regarding a potential merger or acquisition. Any new acquisition or business opportunities that we may acquire will require additional financing. We may have difficulties raising capital until we locate a prospective property or other suitable merger or acquisition candidate through which we can pursue our plan of operation. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

The Board of Directors believes that the new name more accurately reflects the Company’s current business focus of seeking to merge with a business that focuses on the manufacturing and sale of communications and digital products, however we will not limit our search to that industry.

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

Going Concern

The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Material Changes in Financial Condition

We continue to manage our financial position and activities in a manner to maximize the benefit of our current assets.

Working Capital

Our financial condition on January 31, 2011 and July 31, 2010 and the changes between those dates for the respective items are summarized as follows:

	January 31, 2011	July 31, 2010
Current Assets	$206	$5,307
Current Liabilities	127,098	272,250
Working Capital Deficiency	$(126,892)	$(266,943)

Our working capital deficiency decreased by 53.5% due to our decrease in liabilities as a result of decreases in accounts payable during the six months ended January 31, 2010.  We were able to decrease our accounts payable and accrued liabilities because we terminated our obligations under our mineral property agreements and financing costs.

Cash Flows

	Six Months Ended January 31
	2011	2010
Net cash used in Operating Activities	$(103,148)	(27,659)
Net cash provided by Financing Activities	$35,000	-
Net cash provided by (used in) Investing Activities	$63,047	162
Change in cash during the period	$(5,101)	(27,497)

Cash Used In Operating Activities

During the six months ended January 31, 2011 compared to the six months ended January 31, 2010, our cash used in operating activities increased by 270% when compared to the prior year because we terminated our obligations under our mineral property agreements and our management and consultant agreements.

Cash from Financing Activities

During the three months ended October 31, 2010 compared to the three months ended October 31, 2009, there was an increase of cash provided by financing activities of $35,000 because of advances by a related party.

Cash Provided by (Used in) Investing Activities

During the six months ended January 31, 2011 compared to the six months ended January 31, 2010 our cash provided by investing activities increased from $162 to $63,047 through the sale of office equipment and completion of an assignment of a reclamation bond and the sale of common stock. On May 7, 2009 the Company remitted $62,400 to the State of Colorado Department of Mined Land Reclamation and Safety, in order to replace $130,400 of existing reclamation bonds received by the Company. The Company confirmed with the State that the approved remediation process had been completed on some of the Company’s site exploration activities. The process resulted in the Company receiving $130,400 from the State and the holding of $62,400 in reclamation bonds over existing properties in Colorado. The State inspected the properties to insure that the Company had completed all of the required remediation on site exploration and the Company made an application for the return of these funds. In February 2010 the Company assigned its interest in these Bonds to two directors and a consultant in respect of certain amounts owed to them.

Material Changes in Results of Operation

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended July 31, 2010 and our unaudited financial statements for the period ended January 31, 2011.

Revenues

We have not earned any revenues to date and do not anticipate earning revenues, if ever, until such time as we enter into a new business opportunity with an established business.

Expenses

In the tables below show our operating results for the six months ended January 31, 2011 and 2010:

	Six Months ended January 31, 2011	Six Months ended January 31, 2010
Revenues	-	-
Expenses
Consulting fees	$-	$11,817
General and administrative	3,185	48,581
Investor relations	-	1,521
Management fees	-	179,154
Mineral property interests	-	(11,105)
Financing Costs	(24,000)	-
Professional fees	21,619	53,441

Loss from operations	(804)	(283,409)
Interest income	1,835	-
Interest expense	(6,302)	-

Net Income (Loss)	(5,271)	(283,409)

Basic and diluted loss per share	$(0.01)	(0.01)

Weighted average number of shares outstanding	115,335,576	55,335,576

Consulting fees

For the six months ended January 31, 2011 compared to the six months ended January 31, 2010, our consulting fee expenses decreased by 100% compared to the same period last year.   This decrease was due to the cancellation of our consulting agreements.

General and administrative

For the six months ended January 31, 2011 compared to the six months ended January 31, 2010, our general and administrative expenses decreased by 93% compared to the same period last year.  This decrease was due to the termination of our obligations under our mineral property agreements.

Investor relations

For the six months ended January 31, 2011 compared to the three months ended January 31, 2010, our investor relations expenses decreased by 100% compared to the same period last year.  This decrease was due to the fact that we had no investor relations expenses for the six months ended January 31, 2011.

Management fees

For the six months ended January 31, 2011 compared to the six months ended January 31, 2010, our management fees decreased by 100% compared to the same period last year.  This decrease was due to the cancellation of our agreement with outgoing management in February 2010.

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

Professional fees

For the six months ended January 31, 2011 compared to the six months ended January 31, 2010, our professional fees decreased by 60% compared to the same period last year.  This decrease was due to a decrease in requirements for professional services due to absense of new registrations applications during the six months ended January 31, 2011.

Anticipated Cash Requirements

We estimate our operating expenses and working capital requirements for the year ended July 31, 2011 to be as follows:

Expense	Amount
General and administrative	$7,500
Investor relations and communications	1,000
Professional fees	35,000
Total expenses	$43,500

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

GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business however, the Company has not generated revenues and has accumulated losses of $20,348,573 since inception and its current liabilities exceed its current assets by $183,741, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basic and Diluted Loss Per Share

We compute our net loss per share in accordance with FASB ASC 260-10-45 (“ASC 260-10-45”, formerly referred to as SFAS No. 128), “Earnings per Share”. ASC 260-10-45 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the year ended July 31, 2010, and six months ended January 31, 2011 potentially dilutive common shares relating to options and warrants outstanding totalling 100,000 (2009 – 1,600,000) were not included in the computation of loss per share because the effect was anti-dilutive.

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

We also consider the provisions of EITF 04-02 “Whether Mineral Rights are Tangible or Intangible Assets” which concluded that mineral rights are tangible assets.

Asset retirement obligations

We record the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets in accordance with FASB ASC 410 (“ASC 410”, formerly referred to as SFAS No. 143), "Accounting for Asset Retirement Obligations".  The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life.  At October 31, 2010 and 2009, we have not accrued any asset retirement obligations.

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

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with FASB ASC 830 (“ASC 830”, formerly referred to as SFAS No. 52), “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, to the date of our financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income Taxes

We follow the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  If it is determined that the realization of the future tax benefit is not more likely than not, we established a valuation allowance.  On August 1, 2007, we adopted FASB ASC 740 (“ASC 740”, formerly referred to as FIN 48), regarding accounting for uncertainty in tax positions. We remain subject to examination of income tax filings in the United States and various state jurisdictions for periods since its inception in 2006. We have also determined that we are subject to examination in Canada for all prior periods due to our continued loss position in such jurisdictions. Material tax positions were examined under the more-likely-than-not guidance provided by ASC 740. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to general and administrative expense.

As a result of the ASC 740 assessment, we concluded that it has not taken any uncertain tax positions on any of its open tax returns that would materially distort our financial statements. There was no material cumulative effect of adopting ASC 740 on our financial statements as of August 1, 2007.

Stock-based Compensation

We records stock-based compensation in accordance with FASB ASC 718 (“ASC 718”, formerly referred to as SFAS No. 123R), “Accounting for Stock-based Compensation”, and applied the recommendations of this standard using the modified prospective method. Under this application, we are required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of the adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption.   Prior to the adoption of ASC 718, we did not issue any compensation awards.

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

Changes in Internal Control over Financial Reporting

During the period ended January 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We had cash in the amount of $206 and a working capital deficit of $126,892 as of January 31, 2011. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

The following information has been included in our Form 14c, and subsequent amendments, as filed with the U.S. Securities and Exchange Commission.  As of the date of this Quarterly filing none of the events disclosed below have taken effect.

AMENDMENT TO THE ARTICLES OF INCORPORATION TO EFFECT AREVERSE STOCK SPLITOF THE OUTSTANDING SHARES OF COMPANY’S COMMON STOCK AT A RATIO OF 1 FOR 200

Our board of directors and the holders of a majority of the voting power of our outstanding shares of Common Stock have approved an amendment to our articles of incorporation to effect a reverse stock split of the outstanding shares of our common stock at a ratio of 1 for 200. The reverse split is expected to become effective upon the filing of the amendment to the articles of incorporation with the Secretary of State of the State of Nevada. We will file the amendment to our articles of incorporation to effect the reverse stock split approximately (but not less than) 20 days after this information statement is mailed to stockholders.

The amendment to the articles of incorporation of incorporation will effect a 1 for 200 reverse split in our Common Stock. As a result of the reverse split, each 200 shares of Common Stock (the “Old Shares”) will become and be converted into one share of Common Stock (the “New Shares”), with stockholders who would receive a fractional share to receive such additional fractional share as will result in the holder having a whole number of round lot 100shares.

As a result of the reverse split, the number of shares of Common Stock issued and outstanding will decrease from 115,335,576 to approximately 576,677. Since additional fractional shares may be issued in order to round up fractional shares, we do not know the exact number of New Shares that will be outstanding after the reverse split.

Reasons for the Reverse Stock Split

The Company’s Board of Director’s believes that the Company presently has outstanding an exceedingly large number of shares of Common Stock,  It is anticipated that the reverse stock split, if implemented, will (i) reduce the total number of outstanding shares of Company common stock to a more customary range for public companies, and (ii) allow the Company’s Common Stock to trade at a higher per-share price.  With the Company’s Common Stock recently trading as low as $0.02 per share, relatively small moves in absolute terms in the per-share trading price of our Common Stock translates into disproportionately large swings in the trading price on a percentage basis.  The Company believes that these swings tend to bear little, if any, relationship to the Company’s financial condition and results of operations and may negatively affect the price of the Company’s Common Stock.  Furthermore, the Company believes that an increase in the per-share trading price may enhance the acceptability and marketability of our Common Stock to the financial community and investing public.

Potential Effects of the Reverse Stock Split

The immediate effect of a reverse stock split will be to reduce the number of shares of Common Stock outstanding, and to increase the trading price of the Common Stock. However, the effect of any reverse stock split upon the market price of the Common Stock cannot be predicted, and the history of reverse stock splits for companies in similar circumstances is varied. We cannot assure you that the trading price of the Common Stock after the reverse stock split will rise in exact proportion to the reduction in the number of shares of the Common Stock outstanding as a result of the reverse stock split. Also, as stated above, the Company cannot assure you that a reverse stock split will lead to a sustained increase in the trading price of the Common Stock. The trading price of the Common Stock may change due to a variety of other factors, including the Company’s operating results, other factors related to the Company’s business, and general market conditions.

Effect on Ownership by Individual Shareholders

The New Shares issued pursuant to the reverse stock split will be fully paid and non-assessable. All New Shares will have the same voting rights and other rights as the Old Shares. Our stockholders do not have preemptive rights to acquire additional shares of Common Stock. The reverse stock split will not alter any shareholder’s percentage interest in our equity, except to the extent that the reverse stock split results in any of our stockholders owning a fractional share, which will be rounded up to the next whole number of shares.

Other Effects on Outstanding Shares

As stated above, the rights of the outstanding shares of Common Stock will remain the same after the reverse stock split.

The reverse stock split may result in some shareholders owning "odd-lots" of less than 100 shares of Common Stock. Brokerage commissions and other costs of transactions in odd-lots are generally higher than the costs of transactions in "round-lots" of even multiples of 100 shares.

The Company’s Common Stock is currently registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, the Company is subject to the periodic reporting and other requirements of the Exchange Act. The reverse stock split will not affect the registration of the Company’s Common Stock under the Exchange Act.

Authorized Shares of Common Stock

The reverse stock split will not change the number of authorized shares of the Company’s Common Stock under the Company’s articles of incorporation. Because the number of issued and outstanding shares of Common Stock will decrease, the number of shares of Common Stock remaining available for issuance will increase. The Company does not currently have any plans, proposal or arrangement to issue any of its authorized but unissued shares of Common Stock.

By increasing the number of authorized but unissued shares of Common Stock, the reverse split could, under certain circumstances, have an anti-takeover effect, although this is not the intent of the Board of Directors. For example, it may be possible for the Board of Directors to delay or impede a takeover or transfer of control of the Company by causing such additional authorized but unissued shares to be issued to holders who might side with the Board of Directors in opposing a takeover bid that the Board of Directors determines is not in the best interests of the Company or its stockholders. The reverse split therefore may have the effect of discouraging unsolicited takeover attempts. By potentially discouraging initiation of any such unsolicited takeover attempts the reverse split may limit the opportunity for the Company’s stockholders to dispose of their shares at the higher price generally available in takeover attempts or that may be available under a merger proposal.  The reverse split may have the effect of permitting the Company’s current management, including the current Board of Directors, to retain its position, and place it in a better position to resist changes that stockholders may wish to make if they are dissatisfied with the conduct of the Company’s business.  However, the Board of Directors is not aware of any attempt to take control of the Company and the Board of Directors has not approved the reverse split with the intent that it be utilized as a type of anti-takeover device. The Company’s articles of incorporation and by-laws do not have any anti-takeover provisions.

Fractional Shares

The Company will not issue fractional shares in connection with the reverse stock split. Instead, any fractional share resulting from the reverse stock split will be rounded up to the nearest whole share.

Accounting Consequences

The par value of the Common Stock will remain unchanged at $0.001 par value per share after the reverse stock split. Also, the capital account of the Company will remain unchanged, and the Company does not anticipate that any other accounting consequences will arise as a result of the reverse stock split.

Federal Income Tax Consequences

We believe that the United States federal income tax consequences of the reverse stock split to holders of Common Stock will be as follows:

(i) Except as explained in (v) below with respect to fractional shares, no income gain or loss will be recognized by a shareholder on the surrender of the current shares or receipt of the certificate representing new post-split shares.

(ii) Except as explained in (v) below with respect to fractional shares, the tax basis of the New Shares will equal the tax basis of the Old Shares exchanged therefore.

(iii) Except as explained in (v) below, the holding period of the New Shares will include the holding period of the Old Shares if such Old Shares were held as capital assets.

(iv) The conversion of the Old Shares into the New Shares will produce no taxable income or gain or loss to us.

(v) The federal income tax treatment of the receipt of the additional fractional interest by a shareholder is not clear and may result in tax liability not material in amount in view of the low value of such fractional interest.

Our opinion is not binding upon the Internal Revenue Service or the courts, and there can be no assurance that the Internal Revenue Service or the courts will accept the positions expressed above.

THE ABOVE REFRENCED IS A BRIEF SUMMARY OF THE EFFECT OF FEDERAL INCOME TAXATION UPON THE PARTICIPANTS AND THE COMPANY WITH RESPECT TO THE REVERSE STOCK SPLIT, AND DOES NOT CONSTITUTE A TAX OPINION. THIS SUMMARY DOES NOT PURPORT TO BE COMPLETE AND DOES NOT ADDRESS THE FEDERAL INCOME TAX CONSEQUENCES TO TAXPAYERS WITH SPECIAL TAX STATUS. IN ADDITION, THIS SUMMARY DOES NOT DISCUSS THE PROVISIONS OF THE INCOME TAX LAWS OF ANY MUNICIPALITY, STATE OR FOREIGN COUNTRY IN WHICH THE STOCKHOLDER MAY RESIDE, AND DOES NOT DISCUSS ESTATE, GIFT OR OTHER TAX CONSEQUENCES OTHER THAN INCOME TAX CONSEQUENCES. THE COMPANY ADVISES EACH PARTICIPANT TO CONSULT HIS OR HER OWN TAX ADVISOR REGARDING THE TAX CONSEQUENCES OF THE REVERSE STOCK SPLIT AND FOR REFERENCE TO APPLICABLE PROVISIONS OF THE CODE.

Procedure for Effecting the Reverse Stock Split and Exchange of Stock Certificates

The reverse stock split will be implemented by filing an amendment to the Company's articles of incorporation with the Secretary of State of the State of Nevada, in the form of Appendix A hereto, and the reverse stock split will become effective on the date of the filing. We will obtain a new CUSIP number for the new Common Stock effective at the time of the reverse split.

As of the effective date of the reverse stock split, each certificate representing shares of Common Stock before the reverse stock split will be deemed, for all corporate purposes, to evidence ownership of the reduced number of shares of Common Stock resulting from the reverse stock split. All options, warrants, convertible debt instruments and other securities will also be automatically adjusted on the effective date.

The Company anticipates that its transfer agent will act as the exchange agent for purposes of implementing the exchange of stock certificates. As soon as practicable after the effective date, shareholders and holders of securities convertible into the Company's Common Stock will be notified of the effectiveness of the reverse split.. Persons who hold their shares in brokerage accounts or "street name" will not be required to take any further actions to effect the exchange of their certificates. Instead, the holder of the certificate will be contacted. Until surrender, each certificate representing shares before the reverse stock split will continue to be valid and will represent the adjusted number of shares based on the exchange ratio of the reverse stock split, rounded up to the nearest whole share. Shareholders should not destroy any stock certificate and should not submit any certificates until they receive a letter of transmittal.

AMENDMENT TO THE COMPANY’S ARTICLES OF INCORPORATION
TO AUTHORIZE THE CREATION OF 25,000,000 SHARES
OF “BLANK CHECK” PREFERRED STOCK

Our board of directors and the holders of a majority of the voting power of our outstanding shares of Common Stock have approved an amendment to our articles of incorporation to authorize the creation of 25,000,000 shares of “blank check” preferred stock.  The Board believes that the authorization of preferred shares would provide the Company greater flexibility with respect to the Company’s capital structure for such purposes as additional equity financings, and stock based acquisitions.

The term "blank check" refers to preferred stock, the creation and issuance of which is authorized in advance by the stockholders and the terms, rights and features of which are determined by the Board upon issuance. The authorization of such blank check preferred stock would permit the Board to authorize and issue preferred stock from time to time in one or more series.

Subject to the provisions of the Company's Articles of Incorporation and the limitations prescribed by law, the Board would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders.  The Board would be required to make any determination to issue shares of preferred stock based on its judgment as to the best interests of the Company and its stockholders.  The amendment to the Articles of Incorporation would give the Board flexibility, without further stockholder action, to issue preferred stock on such terms and conditions as the Board deems to be in the best interests of the Company and its stockholders.

The amendment would provide the Company with increased financial flexibility in meeting future capital requirements by providing another type of security in addition to its Common Stock, as it will allow preferred stock to be available for issuance from time to time and with such features as determined by the Board for any proper corporate purpose.  It is anticipated that such purposes may include exchanging preferred stock for Common Stock and, without limitation, may include the issuance for cash as a means of obtaining capital for use by the Company, or issuance as part or all of the consideration required to be paid by the Company for acquisitions of other businesses or assets.

Any issuance of preferred stock with voting rights could, under certain circumstances, have the effect of delaying or preventing a change in control of the Company by increasing the number of outstanding shares entitled to vote and by increasing the number of votes required to approve a change in control of the Company. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, proxy contest, merger or otherwise.  The ability of the Board to issue such additional shares of preferred stock, with the rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means.  Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

While the amendment may have anti-takeover ramifications, the Board believes that the financial flexibility offered by the amendment outweighs any disadvantages. To the extent that the amendment may have anti-takeover effects, the amendment may encourage persons seeking to acquire the Company to negotiate directly with the Board enabling the Board to consider the proposed transaction in a manner that best serves the stockholders' interests.

The Company has no present plans, arrangements, commitments or understandings for the issuance of shares of Preferred Stock.

AMENDMENT TO THE COMPANY’S ARTICLES OF INCORPORATION
TO CHANGE THE NAME OF THE COMPANY TO “SKY DIGITAL STORES CORP.”

Our board of directors and the holders of a majority of the voting power of our outstanding shares of Common Stock have approved an amendment to our articles of incorporation to change the name of the Company to “SKY Digital Stores Corp”. Currently, we have no agreements to explore, develop or mine any properties. We continue to seek new business opportunities with established business entities for a merger with or acquisition of a target business. We have expanded our search for new opportunities to businesses that focus on the manufacture and sale of communications and digital products, however we can provide no assurances that a suitable candidate will be found. Our board of directors has appointed Lin Xiangfeng as our Chief Executive Officer, Chief Financial Officer, Secretary and Chairman due to his experience and resources within the communications industry. Mr. Lin currently serves as chairman of Shenzen Dong Sen Mobile Communication Technology Company Limited (“Deng Sen Mobile”), a company engaged in wholesale, retail and after-sales service for information technology communications products. We do not have any specific business combination under consideration, nor have we had any discussions with any target business, including Dong Sen Mobile, regarding a possible business combination, We do not currently have any Company policies, restrictions or limitations in place relating to current or future related party transactions or business combination transactions between related parties that would prevent us from entering into a transaction with Deng Sen Mobile. We have not yet begun negotiations or entered into any definitive agreements regarding a potential merger or acquisition. Any new acquisition or business opportunities that we may acquire will require additional financing. We may have difficulties raising capital until we locate a prospective property or other suitable merger or acquisition candidate through which we can pursue our plan of operation. The Board of Directors believes that the new name more accurately reflects the Company’s current business focusof seeking to merge with a business that focuses on the manufacturing and sale of communications and digital products, however we will not limit our search to that industry.

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

YELLOWCAKE MINING INC.

By:	/s/ Lin Xiangfeng
Lin Xiangfeng
President, Secretary, Treasurer and Director (Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer)

Dated:  March 22, 2011