Form 10-Q
period 2011-04-30
SKY DIGITAL STORES CORP.
filed 2011-06-20
CIK 1375483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2011
or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
Commission File Number: 000-52293

SKY DIGITAL STORES CORP.
(Exact name of registrant as specified in its charter)

Nevada	83-0463005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8/F, South Block, Yuan Xing Technology Building,
1 Song Ping Shan Road, High-tech Park,
Nanshan District, Shenzhen, P.R.C.
(Address of principal executive offices) (Zip Code)

86 755 82718088
(Registrant’s telephone number, including area code)

#1801 Building B, Hai Song Da Sha
Che Gong Miao, Fu Tian Qu
Shenzhen, China 518041
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,586,090 shares of common stock are issued and outstanding as of June 16, 2011.

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

As used in this quarterly report, the terms "we", "us", "our", and "SKYC" mean SKY Digital Stores Corp., unless the context clearly requires otherwise.

ITEM 1 FINANCIAL STATEMENTS.

Financial Statements (Unaudited)	Page
Balance Sheets as of April 30, 2011 (Unaudited) and July 31, 2010	F-1
Statements of Operations for the Three and Nine Months Ended April 30, 2011 and 2010 and the Period from March 23, 2006 (Inception) to April 30, 2011 (Unaudited)	F-2
Statements of Changes in Stockholders’ Equity (Deficiency) for the Period from March 23, 2006 (Inception) to April 30, 2011 (Unaudited)	F-3
Statements of Cash Flows for the Nine Months Ended April 30, 2011 and 2010 and the Period from March 23, 2006 (Inception) to April 30, 2011 (Unaudited)	F-4
Notes to Financial Statements (Unaudited)	F-5--F-13

SKY DIGITAL STORES INC.
(An Exploration Stage Company)
BALANCE SHEETS

	April 30,	July 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$164	$5,307
Total Current Assets	164	5,307

Office equipment, net	-	647
Reclamation bonds	-	62,400
Total Assets	$164	$68,354

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$23,281	$132,036
Demand loan payable	125,000	125,000
Related party advances	-	15,214
Total Current Liabilities	148,281	272,250

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock	-	-
Par value $0.001; 25,000,000 shares authorized, 0 shares issued and outstanding as of April 30, 2011 and July 31, 2010, respectively
Common stock	578	277
par value $0.001; 750,000,000 shares authorized, 578,031 and 276,678 shares issued and outstanding as of April 30, 2011 and July 31, 2010, respectively
Additional paid-in capital	20,224,255	20,142,280
Retained deficiency	(20,372,950)	(20,346,453)
Total Stockholders' Deficiency	(148,117)	(203,896)

Total Liabilities and Stockholders' Deficiency	$164	$68,354

See accompanying notes to the financial statements

SKY DIGITAL STORES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Inception (March 23, 2006
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010	to April 30, 2011

Revenues	$-	$-	$-	$-	$-

Expenses
Consulting fees	-	(24)	-	11,793	485,011
General and administrative	42	5,036	3,227	53,617	351,369
Impairment of mineral interests	-	-	-	-	11,681,559
Investor relations	-	(765)	-	756	209,633
Management fees	-	14,189	-	193,343	4,105,560
Mineral property interests	-	-	-	(11,105)	2,087,233
Financing costs	-	-	(24,000)	-	685,200
Professional fees	18,136	31,168	39,755	84,609	894,167
Loss from Operations	(18,178)	(49,604)	(18,982)	(333,013)	(20,499,732)

Other income (expense)
Interest Income	-	-	1,835	-	141,714
Interest expense	(3,048)	-	(9,350)	-	(14,932)
	(3,048)	-	(7,515)	-	126,782

Loss before income tax expense	(21,226)	(49,604)	(26,497)	(333,013)	(20,372,950)

Income tax expense	-	-	-	-	-
Net Loss	$(21,226)	$(49,604)	$(26,497)	$(333,013)	$(20,372,950)

Net loss per share
Basic and Diluted	$(0.04)	$(0.18)	$(0.06)	$(1.20)

Weighted average shares outstanding
Basic and Diluted	578,033	278,033	443,967	278,033

See accompanying notes to the financial statements

SKY DIGITAL STORES INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FORM MARCH 23, 2006 (INCEPTION) TO APRIL 30, 2011 (UNAUDITED)

				Deficit Accumulated
	Common stock		Additional Paid-in	during the Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficiency)
Balance, March 23, 2006
(date of inception)
Shares issued:
Initial capitalization	300,000	$300	$1,700	$-	$2,000
Private placement	159,000	159	52,841	-	53,000
Net loss for the period				(9,134)	(9,134)
Balance, July 31, 2006	459,000	459	54,541	(9,134)	45,866
Shares issued:
Private placements	30,658	31	5,909,969	-	5,910,000
Acquisition of mineral rights	45,000	45	10,157,098	-	10,157,143
Shares returned to treasury	(280,000)	(280)	280	-	-
Share issue costs	-	-	(257,505)	-	(257,505)
Stock-based compensation	-	-	2,370,719	-	2,370,719
Net loss for the year	-	-	-	(4,121,534)	(4,121,534)
Balance, July 31, 2007	254,658	255	18,235,102	(4,130,668)	14,104,689
Shares issued:
Acquisition of mineral rights	2,411	2	235,221	-	235,223
Stock-based compensation	-	-	787,828	-	787,828
Net loss for the year	-	-	-	(13,007,493)	(13,007,493)
Balance, July 31, 2008	257,069	257	19,258,151	(17,138,161)	2,120,247
Stock-based compensation	-	-	540,722	-	540,722
Net loss for the year	-	-	-	(2,856,327)	(2,856,327)
Balance, July 31, 2009	257,069	257	19,798,873	(19,994,488)	(195,358)
Shares issued for debt	19,609	20	204,743	-	204,763
Stock-based compensation (Note 5)				-	138,664
Net loss for the period	-	-	-	(351,965)	(351,965)
Balance, July 31, 2010	276,678	277	20,142,280	(20,346,453)	(203,896)
Forgiven payables	-	-	22,275	-	22,275
Proceeds from sale of common stock	300,000	300	59,700	-	60,000
Shares issued for stock split rounding up	1,353	1	-	-	1
Net loss for the period	-	-	-	(26,497)	(26,497)
Balance, April 30, 2011	578,031	$578	$20,224,255	$(20,372,950)	$(148,117)

See accompanying notes to the financial statements

(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended	Nine Months Ended	Inception (March 23, 2006
	April 30, 2011	April 30, 2010	to April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,497)	$(333,013)	$(20,372,950)

Adjustments to reconcile net loss to cash used in operating activities:
Items not affecting cash:
Stock-based compensation	-	138,664	3,837,933
Write off of mineral interests	-	-	11,681,559

Changes in assets and liabilities:
Accounts receivable	-	-	-
Prepaid expenses	-	16,264	-
Exploration advances	-	-	-
Accounts payable and accrued liabilities	(86,479)	26,737	250,320
Net cash used in operating activities	(112,976)	(151,348)	(4,603,138)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of office equipment	647	162	-
Reclamation bond	62,400	-	-
Acquisition of mineral rights	-	-	(1,289,193)
Net cash provided by (used in) investing activities	63,047	162	(1,289,193)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	60,000	-	5,767,495
Proceeds from demand loan	-	125,000	125,000
Related party advance - repayment	(15,214)	-	-
Net cash provided by financing activities	44,786	125,000	5,892,495

Change in cash during the period	(5,143)	(26,186)	164

Cash, beginning of period	5,307	31,756	-

Cash, end of period	$164	$5,570	$164

Cash paid for interest during the period	$6,302	$2,432

Supplemental disclosure with respect to Cash Flows (Note 8)

See accompanying notes to the financial statements

SKY DIGITAL STORES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

The unaudited interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These unaudited interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended July 31, 2010. The results of operations for the nine-month period ended April 30, 2011 are not necessarily indicative of the results to be expected for the year ending July 31, 2011.

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $20,372,950 since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On May 5, 2011, the Company entered into a Share Exchange Agreement ("Exchange Agreement") by and among Hong Kong First Digital Holding Ltd. (“First Digital”), and the shareholders of First Digital (the "First Digital Shareholders"). The closing of the transaction (the "Closing") took place on May 5, 2011 (the "Closing Date"). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding shares (the "Shares") of First Digital from First Digital's shareholders; and First Digital's shareholders transferred and contributed all of their Shares to the Company. In the Exchange, the Company issued to First Digital’s shareholders, their designees or assigns, an aggregate of 23,716,035 post-split shares (the "Shares Component") or 97.62% of the shares of common stock of the Company issued and outstanding after the Closing (the "Share Exchange"), at $0.20 per share. The parties understand and acknowledge that such exchange is based upon an acquisition value of First Digital at $4,743,207, which is agreed and accepted by all.

SKY DIGITAL STORES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

2.   NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN (continued)

As a result of the Share Exchange, First Digital became our wholly owned subsidiary and its subsidiaries business became our main operational business.  Consequently, the Share Exchange has caused the Company to cease to be a shell company.  The material terms of the Exchange Agreement are more fully described in Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission on May 6, 2011.

On May 5, 2011, the Company issued an aggregate of 15,000 shares of common stock to Sichenzia Ross Friedman Ference LLP for legal services provided in connection with the Share Exchange.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from these estimates.  Significant items subject to such estimates and assumptions include the recoverability of the carrying amounts of recorded assets and liabilities, estimated useful life of property and equipment.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Cash

Cash includes deposits in banks which are unrestricted as to withdrawal or use.  Management believes that these major financial institutions are of high credit quality.

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

Asset Retirement Obligations

The Company records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets in accordance with FASB ASC 410 ("ASC 410", formerly referred to as SFAS No. 143), "Accounting for Asset Retirement Obligations". The initial recognition

SKY DIGITAL STORES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Asset retirement Obligations (continued)

of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life.  As of April 30, 2011 and July 31, 2010, the Company has not accrued any asset retirement obligations.

Impairment of Long-lived Assets

Long-lived assets are continually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the nine months ended April 30, 2011 and 2010, the Company recognized no impairment in respect of one of its mineral properties.

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with FASB ASC 830 ("ASC 830", formerly referred to as SFAS No. 52), "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-based Compensation

The Company accounts for stock-based compensation pursuant to FASB ASC 718, “Compensation- stock Compensation” which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest.

Income Tax

The Company has adopted the provisions of FASB ASC subtopic 740-10 (“ASC 740-10”), Income taxes: Overall (Pre-Codification: FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109). FASB ASC 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognizing, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company applies the provisions of FASB ASC 740-10, Accounting For Uncertainty In Income Taxes, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in its combined financial statements. FASB ASC 740-10 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FASB ASC 740-10 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements.

Fair Value

The Company has categorized its assets and liabilities at fair value based upon the fair value hierarchy specified by  FASB ASC 820.

SKY DIGITAL STORES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value (continued)

The levels of fair value hierarchy are as follows:

i.	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.
ii.
Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

iii.	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of April 30, 2011 and July 31, 2010, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Company.

Earnings Per share

The Company reports earnings per share in accordance with the provisions of ASC 260.10, "Earnings Per Share”. FASB ASC 260.10 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

For the nine months ended April 30, 2011 and 2010, potentially dilutive common shares relating to options outstanding totaling 100,000 (500 post-split) were not included in the computation of loss per share because the effects were anti-dilutive.

4.   MINERAL RIGHTS

Juniper Ridge

On March 14, 2007, the Company entered into an option and joint venture agreement with Strathmore Minerals Corp. (“Strathmore”) on the Baggs, Juniper Ridge Project properties located in Wyoming.  The Company was granted sole and exclusive rights to earn-in an 80% interest in the properties.  Under the terms of the original agreement, the Company was required to make cash payments of $500,000 in various stages as follows: $100,000 upon closing of the option agreement (paid) and $100,000 on each of the first (paid), second, third and fourth anniversary. The Company also issued 9,000,000 (45,000 post-split) shares of common stock to Strathmore upon closing of the agreement (issued).  The Company also was required to incur expenditures of $1,600,000 per year for a period of 5 years for a total commitment of $8,000,000.  The Company will earn 40% of the optioned interest upon spending $4,000,000.  The Company was to earn the remaining 40% of the optioned interest by spending an additional $4,000,000 during the 5-year term and by paying a royalty of 3% on the optioned portion on all future production.

In April 2008, the Company and Strathmore reached an agreement to amend certain terms of the option agreement.  Pursuant to the terms of the amended agreement the joint operations were restructured so that they were jointly owned by a Limited Liability Company (“LLC”). The Company maintained on option to earn up to an 80% interest in the LLC, Juniper Ridge Project.  The Company’s requirement to incur expenditures was amended to require $764,518 be spent not later than May 1, 2008 (incurred), a minimum of $300,000 not later than September

SKY DIGITAL STORES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

4.   MINERAL RIGHTS (continued)

Juniper Ridge (continued)

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

Beck

On December 28, 2007 the Company entered into a master option agreement with American Nuclear Fuels, as well as six lease and option agreements with individual claimholders, to purchase 185 mining claims, approximating 3,700 acres, in the Uravan uranium belt, Montrose County, Colorado, also known as the Beck Project, in exchange for total payments of $5,968,750 in cash and the issuance of 2,765,625 (13,828 post-split) shares of our common stock, payable over 5 years as follows:

SKY DIGITAL STORES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

4.   MINERAL RIGHTS (continued)

Beck (continued)

Date	Cash		Number of Shares (Pre-split)		Number of Shares (Post-split)

October 3, 2007 (stand still payment)	125,000	* *	-		-
December 15, 2007 (stand still payment)	250,000	*	-		-
December 28, 2007	80,357	*	65,179	*	326	*
March 31, 2008	321,429	*	260,714	*	1304	*
June 15, 2008	312,407	*	156,250	*	781	*
December 15, 2008	1,035,714		517,857		2,589
December 16, 2009	1,000,000		500,000		2,500
December 17, 2010	1,000,000		500,000		2,500
December 18, 2011	1,000,000		500,000		2,500
December 19, 2012	843,750		265,625		1,328
Total	$5,968,657		2,765,625		13,828

*As of July 31, 2009, the Company had made total cash payments of $1,089,193 and issued 482,143 (2,411 post-split) common shares of the Company.

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

5.   SHAREHOLDER’S EQUITY

Stock issuances

On August 20, 2009 the Company issued 3,921,808 (19,609 post-split) shares with a total fair value of $204,763 pursuant to agreements to convert certain debts to shares. The fair value was based on the quoted market price on the date of issuance.

On December 1, 2010 the Company issued a total of 60,000,000 (300,000 post-split) shares of common stock to a director at par value for aggregate proceeds of $60,000.

SKY DIGITAL STORES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

5.   SHAREHOLDER’S EQUITY (continued)

Reverse Split

On April 6, 2011, the Company effected a 1:200 reverse split of the Company’s issued and outstanding shares of common stock, decreasing the number of outstanding shares from 55,335,976 to 276,678 as of July 31, 2010 and from 115,335,576 to 578,031 as of April 30, 2011. These statements have been adjusted to reflect this reverse split.

Stock options

In May 2007, the Company adopted a stock option plan (the "Plan") to grant options to directors, officers, employees and consultants.  Under the Plan the Company may grant options to acquire up to 5,000,000 (25,000 post-split) common shares of the Company.  Options granted can have a term up to ten years and an exercise price typically not less than the Company's closing stock price at the date of grant.  Options vest as specified by the Board of Directors.

Options granted to date vest 25% upon the grant date, and 25% at the end of each succeeding year for three years after grant.

The Company adopted ASC 718.  Effective with the adoption of ASC 718, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted.  Compensation expense for stock options granted to employees and non-employees is amortized over the contract services period or, if none exists, from the date of grant until the options vest.  Compensation associated with unvested options granted to non-employees is re-measured on each balance sheet date using the Black-Scholes option pricing model.

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

Stock options are summarized as follows:

	Number of Options	Weighted Average
	(Post-split)	Exercise Price
Balance at July 31, 2010 and April 30, 2011	500	$3.05

As of April 30, 2011, the following stock options were outstanding and exercisable:

Number of Options		Aggregate		Number of Options	Aggregate
Outstanding (Post-split)	Exercise Price	Instrinsic Value	Expiry Date	Exercisable (Post-split)	Intrinsic Value
500	$3.05	$-	April 13, 2012	500	$-

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $2.60 per share as of April 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options vested and exercisable as of April 30, 2011 and 2010 was $Nil.  As of April 30, 2011, 100,000 (500 post-split) outstanding options were vested and exercisable and the weighted average exercise price was $3.05 (2010 - $3.05).  The total intrinsic value of options exercised during the nine months ended April 30, 2011 and 2010 was $Nil.

SKY DIGITAL STORES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

5.   SHAREHOLDER’S EQUITY (continued)

Stock-based Compensation

Total stock based compensation recognized during the three months ended and nine months ended April 30, 2011 and 2010 in respect of options granted in prior periods was, which has been recorded in the Statements of Operations with corresponding additional paid-in capital recorded in stockholders’ equity is as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended	Inception (March 23, 2006)
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010	to April 30, 2011
Expenses (recovery):
Consulting fees	$-	$(24)	$-	$(179)	$222,958
management fees	-	14,190	-	138,843	3,614,975
Total stock-based compensation expense	$-	$14,166	$-	$138,664	$3,837,933

The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted:

	Nine months ended	Nine months ended
	April 30, 2011	April 30, 2010
Risk-free interest rate	-	1.31%-4.59%
Expected life of options (years)	-	1.89-2.60
Expected volatility	-	119%-234%
Dividend rate	-	0%

6.   RELATED PARTY TRANSACTION

Demand loan payable

On February 18, 2010, a lender, unrelated party, loaned the Company a total of $125,000 pursuant to a promissory note requiring interest at 10% per annum and payable on demand.

In December 2010, a shareholder purchased the loan from the lender for $134,000 which included the principal and accrued but unpaid interest.  For the nine months ended April 30, 2011, interest expense for the nine months ended April 30, 2011 and 2010 was $9,350 and $2,432.

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

8.   SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

In August 2009 the Company issued 3,921,808 (19,609 post-split) common shares to settle an aggregate debt of $204,763, of which $152,500 was with two former officers and directors of the Company and the remaining $52,263 was with a consultant.  The amounts have been excluded from cash flows from financing activities.

SKY DIGITAL STORES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

8.   SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (continued)

The Reclamation Bond proceeds of $64,235 received in September 2010 were subject to an assignment with two former directors and a former consultant in full settlement of certain debts. This resulted in a forgiven amount of $22,275 which has been applied to Additional Paid-in Capital.

9.    CONTINGENT LIABILITIES

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

10.    SUBSEQUENT EVENTS

For the nine months ended April 30, 2011, the Company has evaluated subsequent events for potential recognition and disclosure.

On May 5, 2011, The Company entered into a Share Exchange Agreement ("Exchange Agreement") by and among Hong Kong First Digital Holding Ltd. (“First Digital”), and the shareholders of First Digital (the "First Digital Shareholders"). The closing of the transaction (the "Closing") took place on May 5, 2011 (the "Closing Date"). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding shares (the "Shares") of First Digital from First Digital's shareholders; and First Digital's shareholders transferred and contributed all of their Shares to the Company. In the Exchange, the Company issued to First Digital’s shareholders, their designees or assigns, an aggregate of 23,716,035 post-split shares (the "Shares Component") or 97.62% of the shares of common stock of the Company issued and outstanding after the Closing (the "Share Exchange"), at $0.20 per share. The parties understand and acknowledge that such exchange is based upon an acquisition value of First Digital at $4,743,207, which is agreed and accepted by all.

As a result of the Share Exchange, First Digital became our wholly owned subsidiary and its subsidiaries business became our main operational business.  Consequently, the Share Exchange has caused the Company to cease to be a shell company.  The material terms of the Exchange Agreement are more fully described in Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission on May 6, 2011.

On May 5, 2011, the Board of Directors adopted a resolution by unanimous written consent changing its fiscal year end from July 31 to December 31.   This change was made to be consistent with the fiscal year of First Digital which is now our wholly-owned subsidiary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of April 30, 2011 and July 31, 2010, together with our results of operations for the nine and three months ended April 30, 2011 and 2010, and the cumulative period from inception (March 23, 2006) to April 30, 2011 and cash flows for the nine months ended April 30, 2011 and 2010 and the cumulative period from inception (March 23, 2006) to April 30, 2011. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with Generally Accepted Accounting Principles in the United States of America.

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

On May 5, 2011, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with HongKong First Digital Holding Limited (“FDH”) and the shareholder os FDC (the “FDH Shareholders”). The acquisition of FDH is treated as a reverse acquisition, and the business of FDH became the business of the Company. For further discussion of the reverse acquisition see entitled Note 10 “Subsequent Events” above.

Recent Developments

Prior to entering into the Exchange Agreement with FDH as noted above and further discussed in Note 10 entitled “Subsequent Events” in the accompanying Notes to Financial Statements, the Company’s previously planned to seek new business opportunities with established business entities for a merger with or acquisition of a target business.

As noted above and discussed further in Note 10 entitled “Subsequent Events” in our accompanying Notes to Financial Statements, we entered in to Exchange Agreement with FDH which was treated as a reverse acquisition. As a result, FDH’s business will be the business objectives and strategy which will drive our plan of operation going forward. FDH is a company that is in the business of designing, manufacturing and selling of mobile communication and digital products through its direct operating subsidiaries Shenzhen Donxon Mobile Communication Technology Co., Ltd. (“Donxon”) and Shenzhen Xing Tian Kong Digital Co., Ltd. (“XTK”). The Company intends to research and develop new products, including projector phones and tablet computers and develop a network of digital products and mobile phone retail chains in the third and fourth-tier cities throughout China. The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

Material Changes in Financial Condition

We continue to manage our financial position and activities in a manner to maximize the benefit of our current assets.

Working Capital

Our financial condition on April 30, 2011 and July 31, 2010 and the changes between those dates for the respective items are summarized as follows:

	April 30, 2011	July 31, 2010
Current Assets	$164	$5,307
Current Liabilities	148,281	272,250
Working Capital Deficiency	$(148,117)	$(266,943)

Our working capital deficiency decreased by 44.5% due to our decrease in liabilities as a result of decreases in accounts payable during the three months ended April 30, 2011.  We were able to decrease our accounts payable and accrued liabilities because we terminated our obligations under our mineral property agreements and financing costs.

Cash Flows

	Nine Months Ended April 30
	2011	2010
Net cash used in Operating Activities	$(112,976)	(151,348)
Net cash provided by Investing Activities	$63,047	162
Net cash provided by Financing Activities	$44,786	125,000
Change in cash during the period	$(5,143)	(26,186)

Cash Used In Operating Activities

During the nine months ended April 30, 2011 compared to the nine months ended April 30, 2010, our cash used in operating activities decreased by 25.35% when compared to the prior year because we terminated our obligations under our mineral property agreements and our management and consultant agreements.

Cash Provided by Investing Activities

During the nine months ended April 30, 2011 compared to the nine months ended April 30, 2010 our cash provided by investing activities increased from $162 to $63,047 through the sale of office equipment and completion of an assignment of a reclamation bond and the sale of common stock. On May 7, 2009 the Company remitted $62,400 to the State of Colorado Department of Mined Land Reclamation and Safety, in order to replace $130,400 of existing reclamation bonds received by the Company. The Company confirmed with the State that the approved remediation process had been completed on some of the Company’s site exploration activities. The process resulted in the Company receiving $130,400 from the State and the holding of $62,400 in reclamation bonds over existing properties in Colorado. The State inspected the properties to insure that the Company had completed all of the required remediation on site exploration and the Company made an application for the return of these funds. In February 2010 the Company assigned its interest in these Bonds to two directors and a consultant in respect of certain amounts owed to them.

Cash Provided by Financing Activities

During the nine months ended April 30, 2011 compared to the nine months ended April 30, 2010, our cash from financing activities decreased by 64.17% when compared to the prior year because we didn’t incur new demand loan during the nine months ended April 30, 2011 period.

Material Changes in Results of Operation

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended July 31, 2010 and our unaudited financial statements for the period ended April 30, 2011.

Revenues

We have not earned any revenues to date.

Expenses

In the tables below show our operating results for the three and nine months ended April 30, 2011 and 2010:

	Three Months ended April 30, 2011		Three Months ended April 30, 2010	Nine months ended April 30, 2011	Nine months ended April 30, 2010
Revenues	-		-	-	-
Expenses
Consulting fees	$-		$(24)	$-	$11,793
General and administrative	42		5,036	3,227	53,617
I Impairment of mineral interests		-	-	-	-
Investor relations		-	(765)	-	756
Management fees		-	14,189	-	193,343
Mineral property interests		-	-	-	(11,105)
Financing costs		-	-	(24,000)	-
Professional fees	18,136		31,168	39,755	84,609
Loss from operations	(18,178)		(49,604)	(18,982)	(333,013)
Interest income	-		-	1,835	-
Interest expense	(3,048)		-	(9,350)	-

Net Loss	(21,226)		(49,604)	$(26,497)	$(333,013)

Basic and diluted loss per share	$(0.06)		(0.18)	$(0.07)	$(1.20)

Weighted average number of shares outstanding	578,033		278,033	443,967	278,033

Consulting fees

We did not incur any consulting fees during the three months ended April 30, 2011. For the nine months ended April 30, 2011 compared to the nine months ended April 30, 2010, our consulting fee expenses decreased by 100% compared to the same period last year.  This decrease was due to the cancellation of our consulting agreements

General and administrative

For the three months ended April 30, 2011 compared to the three months ended April 30, 2010, our general and administrative expenses decreased by 99% compared to the same period last year.  This decrease was due to the termination of our obligations under our mineral property agreements. For the nine months ended April 30, 2011 compared to the nine months ended April 30, 2010, our general and administrative expenses decreased by 94% compared to the same period last year.  This decrease was due to the termination of our obligations under our mineral property agreements.

Impairment of Mineral Interests

We did not incur any impairment of mineral interests for the three months or nine months ended April 30, 2011 and April 30, 2010.

Investor relations

We did not incur any investor relations expenses for the three months and nine months ended April 30, 2011.

Management fees

For the three months ended April 30, 2011 compared to the three months ended April 30, 2010, our management fees decreased by 100% compared to the same period last year.  This decrease was due to the cancellation of our agreement with outgoing management in February 2010.

For the nine months ended April 30, 2011 compared to the nine months ended April 30, 2010, our management fees decreased by 100% compared to the same period last year.  This decrease was due to the cancellation of our agreement with outgoing management in February 2010.

Financing Costs

We did not incur any financing costs during the three months ended April 30, 2011. We did not incur any financing costs for the three months or nine months ended April 30, 2010.

 Professional fees

For the three months ended April 30, 2011 compared to the three months ended April 30, 2010, our professional fees decreased by 41.81% compared to the same period last year.  This decrease was due to the termination of our obligations under our mineral property agreements and the resulting decrease in requirements for professional services.

For the nine months ended April 30, 2011 compared to the nine months ended April 30, 2010, our professional fees decreased by 53% compared to the same period last year.  This decrease was due to the termination of our obligations under our mineral property agreements and the resulting decrease in requirements for professional services.

Liquidity and Capital Resources /Anticipated Cash Requirements

As of April 30, 2011, we had nominal assets and had not generated any revenues from any business activities. As a result of our subsequent reverse acquisition of FDH, we believe that our current cash on hand and cash flow from operations will meet our present cash needs unless we expand our current scale of production to another level in a short period of time, in which case we may require additional cash resources to fund our additional capital expenditures and working capital requirements related to such growth. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our production facilities and increase machinery and equipment, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to deferred income tax asset valuations, asset impairment, stock based compensation and loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Basic and Diluted Loss Per Share

We compute our net loss per share in accordance with FASB ASC 260-10-45 (“ASC 260-10-45”, formerly referred to as SFAS No. 128), “Earnings per Share”. ASC 260-10-45 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the year ended July 31, 2010, potentially dilutive common shares relating to options and warrants outstanding totalling 500 post split (2009 – 8,000 post split) were not included in the computation of loss per share because the effect was anti-dilutive.

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

Asset retirement obligations

We record the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets in accordance with FASB ASC 410 (“ASC 410”, formerly referred to as SFAS No. 143), "Accounting for Asset Retirement Obligations".  The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life.  At April 30, 2011 and 2010, we have not accrued any asset retirement obligations.

Impairment of long-lived assets

Long-lived assets are continually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  During the year ended July 31, 2010, we recognized an impairment of nil in respect of one of our mineral properties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Changes in Internal Control over Financial Reporting

During the period ended April 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS .

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
10.23
Shane Exchange Agreement by and among SKY Digital Stores Corp., Hong Kong First Digital Holding Limited and the Shareholders of Hong Kong First Digital Holding Limited dated May 5, 2011 (attached as exhibit 10.1 to our current report on Form 8-K, filed on May 6, 2011)

14.1		Code of Ethics (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)
16.1		Letter on change in certifying accountant (attached as an exhibit to our current report on Form 8-K filed on April 28, 2010)
31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Audit Committee Charter (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)
99.2		Nominating Committee Charter (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 20, 2011

SKY DIGITAL SOTRES CORP.

By:	/s/ Lin Xiangfeng
Lin Xiangfeng
Chief Executive Officer and Chairman (Chief Executive Officer)

By:	/s/ Johnny C.W. Chan
Johnny C.W. Chan
Chief Financial Officer(Principal Financial Officer)