Form 10-Q
period 2011-06-30
SKY DIGITAL STORES CORP.
filed 2011-08-22
CIK 1375483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011
or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 000-52293

SKY DIGITAL STORES CORP.
(Exact name of registrant as specified in its charter)

Nevada	83-0463005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8/F, South Block, Resources Tech Building,
1 Song Ping Shan Road, High-tech Industrial Park,
Nanshan District, Shenzhen, P.R.C. 518057
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
 Yes [ ]  No [ X ]
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,586,291  shares of common stock are issued and outstanding as of August 18, 2011.

PART I – FINANCIAL INFORMATION

Forward Looking Statements

This quarterly report contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

ITEM 1 FINANCIAL STATEMENTS.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2011

SKY DIGITAL STORES CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$831,584	$38,216
Accounts receivable	6,086,644	5,473,803
Inventories	2,372,476	859,476
Trade deposit	160,946	589,312
Prepaid expenses-current	122,632	31,427
Other receivables	389,185	18,236
Deferred tax assets	27,752	-
Total Current Assets	9,991,219	7,010,470

Property and equipment, net	422,455	93,130
Security Deposits and other assets	63,369	-
Intangible assets	115,463	-
Prepaid expenses-non-current	189,111	-
Goodwill	94,797	-
Total Non-current Assets	885,195	93,130

Total Assets	$10,876,414	$7,103,600

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$4,928,747	$1,876,330
Accrued expenses & other payables	449,372	270,009
Loans from stockholder	202,179	-
Income tax payable	80,145	214,054
Customer deposit	21,284	-
Total Current Liabilities	5,681,727	2,360,393

Deferred tax liabilities-non-current	48,909	-
Deferred rent	48,768	-
Total Liabilities	5,779,404	2,360,393

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock:
$0.001 par value, 750,000,000 shares authorized; 24,586,090 and 23,716,035 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	24,586	23.,716
Additional paid-in capital	3,971,335	4,090,481
Subscription receivable	-	(642)
Statutory reserve	296,736	228,458
Retained earnings	192,735	(50,687)
Accumulated other comprehensive income	553,375	451,881
Total SKYC stockholders' Equity	5,038,767	4,743,207

Non-controlling interest	58,243	-
Total Equity	5,097,010	4,743,207

Total Liabilities and Stockholders' Equity	$10,876,414	$7,103,600

See accompanying notes to the consolidated financial statements

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Stated in US Dollars)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010

Sales	$22,222,063	$17,504,629	$12,790,802	$6,458,986

Cost of goods sold	(20,545,499)	(15,666,766)	(12,101,081)	(5,842,463)

Gross profit	1,676,565	1,837,863	$689,721	616,523

Commission income	35,457	-	35,457	-

Operating expenses:
General and administrative expenses	(964,697)	(347,932)	(633,943)	(159,409)
Selling expense	(239,159)	(187,482)	(117,154)	(79,854)
Total operating expenses:	(1,203,856)	(535,414)	(751,097)	(239,263)

Operating income(loss)	508,166	1,302,449	$(25,919)	377,260

Other income (expense):
Interest income, net	2,218	1,996	590	1,334
Total other income (expense)	2,218	1,996	590	1,334

Income(loss) before provision for income taxes	510,384	1,304,445	(25,329)	378,594

Provision for income taxes	(200,958)	(251,864)	(49,301)	(83,280)

Net income(loss)	$309,426	$1,052,581	$(74,630)	$295,314

Net income(loss) attributable to non-controlling interests	(2,274)	-	(2,274)	-

Net income(loss) attributable to SKYC shareholders	$311,700	$1,052,581	$(72,356)	$295,314

Earnings per share
Basic	$0.01	$0.04	$-	$0.01
Diluted	$0.01	$0.04	$-	$0.01

Weighted average shares outstanding
Basic	23,989,533	23,716,035	24,260,026	23,716,035
Diluted	23,989,533	23,716,035	24,260,026	23,716,035

See accompanying notes to the consolidated financial statements

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated in US Dollars)
	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:

Net Income	309,426	$1,052,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,598	10,003
Stock-based compensation	33,083	-
Deferred tax assets	(27,460)	59,519
Changes in operating assets and liabilities:
Accounts receivable	(174,626)	(3,379,462)
Inventories	(931,952)	(204,932)
Trade deposit	721,279	977,270
Prepaid expenses	(276,444)	561,952
Security deposits and other receivables	(28,211)	(12,695)
Accounts payable	2,585,381	1,541,479
Accrued expenses & other payables	(98,371)	39,777
Income tax payable	(176,528)	147,231
Customer deposit	21,061	-
Deferred rent	48,257	-
Net cash provided by operating activities	2,020,493	792,723

Cash flows from investing activities:
Purchase of PP&E	(110,560)	(108,178)
Construction in progress	(212,000)	-
Payment for acquisition of Shenzhen Dasen (net of cash acquired)	(804,343)	-
Net cash used in investing activities	(1,126,903)	(108,178)

Cash flows from financing activities:
Loan to unrelated parties	22,285	83,646
Repayment of unrelated parties loan	(350,398)	(1,014,301)
Loan from stockholder	65,130	-
Loan from related party	153,102	-
Repayment of stockholder loan	-	(186,860)
Net cash provided by (used in) financing activities	(109,881)	(1,117,515)

Effect of exchange rate changes on cash	9,659	7,213

Net increase (decrease) in cash	793,368	(425,757)

Cash at beginning of period	38,216	2,144,912
Cash at end of period	$831,584	$1,719,155

Supplemental disclosure of cash flow information
Income tax paid in cash	$352,337	$104,633

See accompanying notes to the consolidated financial statements

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

NOTE 1 — ORGANIZATION AND PRINCIPAL ACTIVITIES

SKY Digital Stores, Corp. (the “Company") was incorporated on March 23, 2006 in the state of Nevada under the name Hoopsoft Development Corp. The Company changed its name to SKY Digital Stores, Corp. (Formerly known as Yellowcake Mining Inc.) on March 17, 2011. Hong Kong First Digital Holding Ltd. (“First Digital”) was incorporated in Hongkong on September 30, 2010.

On May 5, 2011, the Company completed the acquisition of First Digital, a company that is in the business of designing, manufacturing and selling of mobile communication and digital products, by means of a share exchange. Pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding shares (the “Shares”) of First Digital from the First Digital’s Stockholders; and First Digital’s Stockholders transferred and contributed all of their Shares to the Company. In exchange, the Company issued to the First Digital’s Stockholders, their designees or assigns, an aggregate of 23,716,035 shares (the “Shares Component”) or 97.56% of the shares of common stock of the Company issued and outstanding after the Closing (the “Share Exchange”), at $0.20 per share. The parties understand and acknowledge that such exchange is based upon an acquisition value of First Digital at $4,743,207, which is agreed and acceptable by all parties. As a result of the Share Exchange, First Digital became our wholly owned subsidiary and its subsidiaries business became our main operational business.  Consequently, the Share Exchange has caused the Company to cease to be a shell company.

The Share Exchange Transaction described above is being accounted for as a reverse acquisition and recapitalization of First Digital because, prior to the transactions, the Company was a non-operating public shell and, subsequent to the transactions, the stockholders of First Digital own a majority of the outstanding common stock of the Company and exercise significant influence over the operating and financial policies of the consolidated entity. Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction.

First Digtial operates through its wholly owned subsidiaries, Shenzhen Donxon Mobile Communication Technology Co., Ltd. (“Donxon”) and Shenzhen Xing Tian Kong Digital Company Limited (“Xingtiankong”).
Donxon was incorporated in the People’s Republic of China (the “PRC”) on April 9, 2003. First Digital acquired all $4,112,913 (RMB 30,000,000) of registered Capital of Donxon on September 30, 2010. On February 28, 2011, First Digital formed Xingtiankong in the city of Shenzhen under the laws of the PRC with registered capital of $151,704 (RMB 1,000,000).  First Digital owns 100% of the issued and outstanding capital stock of Donxon and Xingtiankong.

On April 7, 2011, Xingtiankong acquired all of the registered capital of Shenzhen Dasen Communication Technology Company Limited (“Shenzhen Dasen”) with total consideration of $1,237,816. Shenzhen Dasen was incorporated in the city of Shenzhen under the laws of PRC on November 26, 2007. Xiantiankong owns 100% of the issued and outstanding capital stock of Shenzhen Dasen.  Shenzhen Dasen is the holder of 70% of the issued and outstanding capital of Foshan Dasen Communication Chain Service Company Limited, a company incorporated in PRC on January 19, 2007. Shenzhen Dasen was established on November 26, 2007 in Shenzhen, PRC. It engages in the retail business of selling mobile communication products and accessories in PRC and operates the retailing business through its retail website (http://www.dasen.com.cn/) and three branch chain stores located within Guangdong Province.

The Company’s business is mainly operated by Donxon and Shenzhen Dasen, engaged in the business of designing, manufacturing and selling of mobile communications and digital products and retailing stores in the PRC.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements include the financial statements of the Company and its 100% owned subsidiaries First Digital, Donxon and Xingtiankong. Pursuant to the Share Exchange Agreement entered into on May 5, 2011, stockholders of First Digital became the majority stockholders of the Company. Based on the Application of ASC 805-40-45, the Company needs to retroactively adjust this transaction to the financial statements of earlier periods presented in the accompanying consolidated financial statements. The financial statements of Shenzhen Dasen  are only included from the acquisition date of April 7, 2011. The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  All intercompany transactions and accounts have been eliminated in consolidation. This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the “Accounting Principle of China” (“PRC GAAP”).

The unaudited interim consolidated financial statements of the Group as of June 30, 2011, and for the six months ended June 30, 2011 and 2010, included herein, have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements reflect all adjustments that in the opinion of management are necessary to present fairly the financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). First Digital’s functional currency is Hong Kong Dollar (“HKD”). Donxon and Xingtiankong’s functional currency is Chinese Yuan Renminbi (“RMB”). The consolidated financial statements are translated into USD in accordance with the Codification ASC 830, Foreign Currency Matters.  All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods.  The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in stockholders’ equity in accordance with the Codification ASC 220, Comprehensive Income.

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  There were no material transaction gains or losses in the periods presented.

Cash flow from the Company’s operations included in the statement of cash flow is calculated based upon the functional currency using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with arithmetical changes in the corresponding balances on the consolidated balance sheet. No presentation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation and Transactions (Continued)

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company since it has not engaged in any significant transactions that are subject to the restrictions.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30,	December 31,	June 30,
	2011	2010	2010
Period end RMB : USD exchange rate	6.4630	6.5918	6.7886
Averag RMB : USD exchange rate	6.5316	6.7605	6.8172
Period end HKD : USD exchange rate	7.7832	7.7822	7.7838
Average HKD : USD exchange rate	7.7819	7.7682	7.7704

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from these estimates.  Significant items subject to such estimates and assumptions include the recoverability of the carrying amounts of recorded assets and liabilities, estimated useful life of property and equipment, inventory obsolesce and the allowance for doubtful accounts.

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

Cash

Cash includes cash on hand and deposits in PRC and Hong Kong banks which are unrestricted as to withdrawal or use.  Management believes that these major financial institutions are of high credit quality.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Accounts receivable are recognized and carried at original invoice amounts less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. Historically, the Company has not recorded any allowances as all such amounts are deemed collectible.  Accordingly, the Company didn’t record any allowance for doubtful accounts as of June 30, 2011 and December 31, 2010.

Inventories

Donxon inventories which consist of raw materials and finished goods are stated at the lower of cost and market.  Cost is determined using the First in, First out method. Costs of finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overhead based on normal operating capacity. Dasen inventory is all finished product purchased for resale. Management regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

Trade Deposit

Advance payments for purchases of raw materials are included in “Trade Deposit” and represent cash deposits paid to vendors for future purchases. The Company is required to make advance payments to suppliers. Advance payments are unsecured, non-interest bearing.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Years
Machinery & equipment	5 years
Office equipment	3-5 years

Construction in progress represents the costs associated for the renovation of office building which will be completed by September 2011 and transferred to leasehold improvement.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of June 30, 2011 and December 31, 2010, there was no impairment of long-lived assets.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

In conjunction the acquisition of Shenzhen Dashen on April 7, 2011, the Company acquired and identified $117,418 of identifiable intangible assets. The identifiable intangible assets consist primarily of trade name and customer relationships. Trade name and customer relationship is to be amortized over 15 years, their estimated useful life.

The Company recorded amortization expenses for intangible assets of $1,935 and $1,935 for the six and three months ended June 30, 2011.

Goodwill and Indefinite-Lived Intangible Assets

The Company tests goodwill and indefinite-lived intangible assets for impairment annually by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units. Additionally, the Company may perform tests between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and could significantly adversely affect net income and earnings per share. Shenzhen Dasen is the only reporting unit that carries goodwill subject to impairment test. Shenzhen Dasen was acquired by the Company on April 7, 2011. No impairment indicators occurred subsequent to the acquisition.

Revenue Recognition

Effective April 7, 2011, the Company had two types of revenue streams from its two lines of businesses, namely (i) design, manufacturing and sale of mobile phones and digital products (Donxon), (ii) retailing stores (Shenzhen Dasen).

The Company records revenues when all of the following criteria have been met:
Persuasive evidence of an arrangement exists. The Company generally relies upon sales contracts or agreements, and customer purchase orders, to determine the existence of an arrangement;
Sales price is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment;

Delivery has occurred. The Company uses shipping terms and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. The Company’s customary shipping terms are FOB destination point;

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Collectability is reasonably assured. The Company assesses collectability based on creditworthiness of customers as determined by our credit checks and their payment histories. The Company records accounts receivable net of allowance for doubtful accounts and estimated customer returns.

Commission income
The Company receives commissions from sale of digital products for third parties. The Company does not charge customers differently from the prices provided by third parties. The Company has no discretion on the digital product prices or the applicable commission rates as they are dictated by the third parties. Commissions from selling of digital products are recognized after phone cards are sold to retail customers. The Company presents revenues from such transactions on a net basis in the statements of income as the Company, generally, does not assume inventory risks and has no obligations for cancelled phone cards.

The Company’s revenue is principally derived from sale of mobile phone and digital products to wholesalers and retail stores in the PRC.

The Company provides one-year warranty to its customers that its products will meet the functionality standards agreed to in each sales arrangement. The Company expenses all warranty expenses as incurred and at the time their existence is known. For the six months ended June 30, 2011 and 2010, warranty expenses have been minimal and no warranty reserve was considered necessary. The Company believes the existence of the product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply FASB ASC Topic 605-25 separation and allocation model for a multiple deliverable arrangement. FASB ASC Topic 450 specifically addresses the accounting for standard warranties and neither SAB 104 nor FASB ASC Topic 605-25 supersedes FASB ASC Topic 450.

Income Tax

The Company has adopted the provisions of ASC subtopic 740-10 (“ASC 740-10”), Income taxes: Overall (Pre-Codification: FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109). ASC 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognizing, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company applies the provisions of ASC 740-10, Accounting For Uncertainty In Income Taxes, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in its combined financial statements. ASC 740-10 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740-10 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income and foreign currency translation adjustments.

Advertising Expense

The Company expenses all advertising expenses as incurred. Advertising expenses included in selling expenses were $21,026 and $1,137 for the six months period June 30, 2011 and 2010, respectively. Advertising expenses included in selling expenses were $19,352 and $0 for the three months period June 30, 2011 and 2010, respectively.

Shipping and Handling

All shipping and handling costs are expensed as incurred and included in selling expenses. Total shipping and handling expenses were $110,050 and $97,190 for the six months ended June 30, 2011 and 2010, respectively. Total shipping and handling expenses were $56,479 and $39,223 for the three months ended June 30, 2011 and 2010, respectively.

Research and Development Cost

Research and development costs are expensed in the period when they are incurred.

Statutory Reserves

Pursuant to the applicable laws in the PRC, Donxon makes appropriations to two non-distributable reserve funds, the statutory surplus reserve and the statutory public welfare reserve.  The appropriations are based on after-tax net earnings as determined in accordance with the PRC generally accepted accounting principles, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve is based on an amount at least equal to 10% of after-tax net earnings until the reserve is equal to 50% of the entity's registered capital. Donxon’s registered capital is $4,113,555 as of June 30, 2011.  Appropriation to the statutory public welfare fund is based on 5% to 10% of after-tax net earnings and is not mandatory. The statutory public welfare reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable, other than in liquidation.

Donxon does not make appropriations to the discretionary surplus reserve fund.  As of June 30, 2011 and December 31, 2010, Donxon had appropriated $296,736 and $228,458 statutory surplus reserve fund, respectively.

Shenzhen Dasen did not make appropriations to the statutory surplus reserve fund as of June 30, 2011 due to operating losses incurred in the prior periods.

Value-added-tax

In the PRC, value-added-tax (“VAT”) at a rate of 17% of invoiced amount is collected on behalf of the PRC tax authorities. Revenue is recorded net of VAT. VAT collected from customers is offset against VAT paid for purchases and is recorded as a liability on the consolidated balance sheet until paid.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions.  The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

As of June 30, 2010 and December 31, 2010, the Company’s cash was with banks in the PRC and Hongkong, where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the six months ended June 30, 2011, three customers accounted for 16%, 13% and 13% of the Company’s sales. For the six months ended June 30, 2010, no customer accounted for more than 10% of the Company’s sales. For the six months ended June 30, 2011, five vendors provided 18%, 17%, 15% 13% and 12% of the Company’s total purchases, respectively.  For the six months ended June 30, 2010, three vendors accounted for 21%, 12% and 12% of the Company’s total purchases, respectively.

Economic and Political Risks

The Company’s operations are conducted primarily in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

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

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value (Continued)

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of June 30, 2011 and December 31, 2010, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Company.

Segment Reporting

ASC 280, “Disclosure about Segments of an Enterprise and Related Information”, requires disclosure of reportable segments used by management for making operating decisions and assessing performance.  Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. ASC 280 has no effect on the Company’s consolidated financial statements as all of the Company’s operations are conducted in one industry segment. The acquisition of Shenzhen Dasen will create a second segment however the results were not material for this reporting period.

Dividends

Dividends may be declared and paid out of legally available funds at the discretion of our Board of Directors. We do not anticipate or contemplate paying dividends in the foreseeable future. We currently intend to utilize all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Earnings Per share

The Company reports earnings per share in accordance with the provisions of FASB ASC 260.10, "Earnings Per Share”. FASB ASC 260.10 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

As of June 30, 2011, there are no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect that the adoption of ASU 2010-06 will have a material impact on its consolidated financial statements.

In April 2010, the FASB issued an authoritative pronouncement on milestone method of revenue recognition. The scope of this pronouncement is limited to arrangements that include milestones relating to research or development deliverables. The pronouncement specifies guidance that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance applies to milestones in arrangements within the scope of this consensus regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The pronouncement will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Companies can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The Company does not believe the adoption this standard would have materially affected the Company’s consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued an update which addresses the disclosure of supplementary pro forma information for business combinations. The update requires public entities to disclose pro forma information for business combinations that occurred in the current reporting period, including revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has adopted this update and applied the disclosure requirements in connection with the acquisition of Shenzhen Dasen (See Note 11).

In December 2010, the FASB issued ASU No. 2010-28 (“ASU 2010-28”), Intangibles — Goodwill and Other (“ASC 350”): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The objective of this standard is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. The amendments in this standard modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This standard is effective for fiscal years, and interim periods within those years, beginning after

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

December 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-28 did not have a material impact on its consolidated financial statements.

In June 2011, the FASB issued guidance which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

NOTE 3 — INVENTORIES

As of June 30, 2011 and December 31, 2010, Inventories consist of the following at:

	June 30,	December 31,
	2011	2010

Raw materials	$303,659	$859,476
Finished goods	2,068,817	-
	$2,372,476	$859,476

NOTE 4 — TRADE DEPOSIT

The Company advances cash as deposits to certain vendors for the purchase of materials. As of June 30, 2011 and December 31, 2010, trade deposits amounted to $160,946 and $589,312, respectively.

NOTE 5 — PREPAID EXPENSES

In order to sell self-brand mobile phone in the PRC market, Donxon prepaid inspection fees and mold fees to acquire Telecom Network permits in China for all types of phone. The amortization period of prepaid expenses is one year. As of June 30, 2011 and December 31, 2010, prepayment for inspection fees and mold fees amounted to $19,481 and $31,427, respectively.

On April 8, 2011, Xingtiankong entered into the Amended Share Exchange Agreement with stockholders of Shenzhen Dasen. As part of the agreement, Xingtingkong hired Guan Yinyan, one of Shenzhen Dasen stockholders as its Business Consultant for three years. Xingtiankong will pay Mr. Guan $309,454 as total compensation for his three-year service. As of June 30, 2011, current and non-current prepaid expenses amounted to $103,151 and $189,111, respectively.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30,	December 31,
	2011	2010
Machinery & equipment	$160,927	$80,714
Office equipment	95,455	41,431
	256,382	122,145
Less: Accumulated depreciation	(48,177)	(29,015)
	208,205	93,130
Construction in progress	214,250	-
	$422,455	$93,130

Total depreciation expense for the six months ended June 30, 2011 and 2010 amounted to $13,748 and $10,003, respectively. Total depreciation expense for the three months ended June 30, 2011 and 2010 amounted to $7,726 and $5,850, respectively.

NOTE 7 — ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following at:

	June 30,	December 31,
	2011	2010
Accrued expenses and other payables	$264,853	$109,276
Loan from related party (a)	154,727	-
Value-added tax payable	29,792	160,733
	$449,372	$270,009

(a)
On June 28, 2011, Shenzhen Dasen borrowed $154,727 (RMB1,000,000) from a related party with a annual nominal interest at 30%. The principal and accrued interests will be payable on September 28, 2011. The loan was used to purchase inventory for resale.

NOTE 8 — LOAN FROM STOCKHOLDERS

On February 18, 2010, a lender, unrelated party, loaned Yellowcake Mining Inc. a total of $125,000 pursuant to a promissory note requiring interest at 10% per annum and payable on demand.

In December 2010, a stockholder of First Digital purchased the loan from the lender for $134,000 which included the principal and accrued but unpaid interest.

Stockholders advanced funds to the Company for working capital purposes. The loans from stockholders are unsecured and bear no interest. The amount of loans was $77,179 as of June 30, 2011. The full amounts of the loans will be due in 2012.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

NOTE 9 — LEASE COMMITMENTS

The Company leases offices from third parties under operating leases. .  For the six months ended June 30, 2011 and 2010, the Company has rental expenses in the amount of $122,367 and $51,593, respectively. Under the lease agreements, the Company is committed to pay approximately $135,163, $276,951 and $46,379 in years 2011, 2012 and 2013, respectively.

NOTE 10 — STOCKHOLDERS’ EQUITY

On April 6, 2011, the Company effected a 1:200 reverse split of the Company’s issued and outstanding shares of common stock, decreasing the number of outstanding shares. These statements have been adjusted to reflect this reverse split.

On May 5, 2011, the Company completed the acquisition of First Digital. In the Exchange, the Company issued to First Digital’s stockholders, their designees or assigns, an aggregate of 23,716,035 shares.

On May 5, 2011, the Company issued 15,000 shares common stock at $1.65 to Sichenzia Ross Friedman Ference LLP for total consideration of  $24,750 for the legal services provided to the Company in connection with the Share Exchange.

On June 13, 2011, the Company issued 3,333 shares common stock at $2.50 per share to KCSA Strategic Communications for total consideration of $8,332 for public relationship services provided to the Company.

NOTE 11 — ACQUISITION

On April 7, 2011, Xingtiankong acquired all of the registered capital of Shenzhen Dasen Communication Technology Company Limited (“Shenzhen Dasen”) with total consideration of $1,237,816 (the “Acquisition”). Shenzhen Dasen was incorporated in the city of Shenzhen under the laws of PRC on

November 26, 2007. Upon consummation of the Acquisition, Xiantiankong owns 100% of the issued and outstanding capital stock of Shenzhen Dasen and 70% of the issued and outstanding capital of Foshan

Dasen Communication Chain Service Company Limited, a subsidiary of Shenzhen Dasen incorporated in PRC on January 19, 2007. Shenzhen Dasen engages in the retail business of selling mobile communication products and accessories in PRC and operates the retailing business through its retail website (http://www.dasen.com.cn/) and three branch chain stores located within Guangdong Province.

On April 8, 2011(the “Closing Date”), the Company through its subsidiary Xingtiankong, entered the amended Share Exchange Agreement with Shenzhen Dasen, and its registered equity owners. As part of the agreement, Xingtiankong hired Guan, Yinyan, one of Shenzhen Dasen stockholders as its Business Consultant for three years, and will pay Mr. Guan $309,454 as total compensation for his three-year service.

The Company followed ASC 805 “Business Combination” (formerly SFAS 141R) to account for the Acquisition. The preliminary purchase price allocation for the Acquisition was based upon a preliminary valuation and our estimates and assumptions for the Acquisition are subject to change as we obtain additional information for our estimates during the respective measurement periods.

The fair value of the net assets acquired in the Acquisition was $1,204,178. The cash consideration paid by the Company to the prior stockholders of Shenzhen Dasen was $1,237,816, resulting in the

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

NOTE 11 — ACQUISITION (Continued)

recognition of goodwill in the amount of $94,797.

Our preliminary purchase price allocation was as follows.

Cash	$414,104
Accounts receivable	503,858
Inventories	554,028
Trade deposit	288,823
Other receivables and other assets	51,629
Fixed assets	15,603
Itangible assets	117,418
Accounts payable	(567,951)
Accrued expenses & other payables	(124,427)
Deferred tax liability	(48,909)
Net assets acquired	$1,204,178

Consideration given	$1,237,816
Non-controlling interest	61,159
Less: Net assets acquired	1,204,178
Goodwill	$94,797

Net deferred tax liabilities of $48,909, resulting from the acquisition, were primarily related to the difference between the book basis and tax basis the inventory fair value step-up and identifiable intangible assets fair value adjustment.

The goodwill of $94,797 arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Shenzhen Dasen.

This estimated purchase price allocation is subject to revision based on additional valuation work that is being conducted. The final allocation is pending the receipt of this valuation work and the completion of the Company’s internal review, which is expected during fiscal 2011.

For the period since the acquisition (April 7 – June 30, 2011), Shenzhen Dasen recorded $1,123,434 in revenues and a net loss of approximately $27,360. The following supplemental table presents unaudited consolidated pro forma financial information as if the closing of the acquisition of Shenzhen Dasen had occurred on January 1, 2010 (in thousands, except per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010

Revenue	$23,044,828	$18,555,696	$13,059,908	$6,963,911
Net income attributable to SKYC stockholders	$390,329	$1,001,362	$421,012	$723,408
Net income per share - basic and diluted	$0.02	$0.04	$0.02	$0.03

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

NOTE 11 — ACQUISITION (Continued)

The unaudited supplemental pro forma financial information should not be considered indicative of the results that would have occurred if the Acquisition had been consummated on January 1, 2010, nor are they indicative of future results.

NOTE 12 — INCOME TAX

First Digital is a company incorporated in Hong Kong and has operations in the PRC, the only tax jurisdiction. First Digital did not earn any income that was derived in Hong Kong for the six months ended June 30, 2011 and 2010 and therefore was not subject Hong Kong Profit tax. All of the Company’s income is generated in the PRC. Accordingly, its income tax provision is calculated based on the applicable tax rates and existing legislation, interpretations and practices in respect thereof.

On March 16, 2007, the PRC promulgated New Enterprise Income Tax Law (the “New Income Tax Law”). The New Taxation Law which became effective on January 1, 2008. Under the New Taxation Law, all enterprises (both domestic enterprises and foreign invested enterprises) have one unified income tax rate of 25%.

On December 6, 2007, the State Council of the PRC issued Implementation Regulations on the New Taxation Law. The New Taxation Law and Implementation Regulations have changed the tax rate from 15% to 18%, 20%, 22%, 24% and 25% for the years ending December 31, 2008, 2009, 2010, 2011, 2012, respectively, for enterprises in Shenzhen, a “Special Economic Zone” in the PRC. Donxon is located in Shenzhen and is thus entitled to the preferential tax rates for years from 2008 to 2012.

The income tax rate for Shenzhen Dasen is 25%.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as:

	Six Months Ended June 30,
	2011	2010
U.S. Statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)	(34)
PRC statutory income tax rate	24	22
Net operating loss carry over	-	(3)
Other (a)	15	-
Effective income tax rate	39%	19%

(a)	The 15% for the six months ended June 30, 2011 represents expenses incurred by the Company that were not deductible for PRC income tax.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

NOTE 12 — INCOME TAX (Continued)

As of April 7, 2011, Xingtiankong acquired Shenzhen Dasen. Net long-term deferred tax liabilities of $48,909, resulting from the acquisition, were primarily related to the difference between the book basis and tax basis the inventory fair value step-up and identifiable intangible assets fair value adjustment.

A summary of the otherwise deductible (or taxable) current deferred tax items is as follows:

	June 30,	December 31,
	2011	2010
Current deferred tax assets
Deferred rent	$11,705
Inventory step-up from Shenzhen acquisition	15,685	$-
Amortization expenses from identifiable intangible assets in Shenzhen acquisition	362
Total current deferred tax assets	27,752	-

Less: Valuation allowance	-	-
	$27,752	$-

Income tax expenses are comprised of the following:

	Six Months Ended June 30,
	2011	2010
Current income tax expense	$228,418	$251,864
Deferred tax expense (benefit)	(27,460)	-
	$200,958	$251,864

Uncertain tax position
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its consolidated statements of income. There were no unrecognized tax benefits for the six months ended June 30, 2011 and 2010. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions.  As of June 30, 2011 and December 31, 2010, the Company did not accrue any interest and penalties.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

NOTE 13 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events for purposes of recognition or disclosure through the date these financial statements were issued.

On June 28, 2011, Donxon entered into a short-term bank loan with Shenzhen Development Bank for $3,868,173 with a 6.31% annual interest rate. Pursuant to the Loan Agreement, interest expense is payable every month. The purpose of such bank loan is for the working capital. The full amount of the loan will be repaid on June 27, 2012.   The loan was not funded until July, 2011.

In July 2011, the Company signed its first agreement with a franchise store. The Company will be paid a management fee.

On August 1, 2011, the Company has incorporated a subsidiary, Xinyang City Donxon Mobile Communication Technology Company Limited, in Henan Province (“Xinyang Donxon”). Xinyang Donxon

NOTE 13 — SUBSEQUENT EVENTS

will perform as a logistics center and a customer service, training and manufacturing facility for the Company. For our Shenzhen manufacturing facility, we have agreed with the landlord to takeover one additional floor when it became available in September 2011. The company foresees rapid growth in our Digital Store Franchise to serve both consumer and corporate sectors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2011 and December 31, 2010, together with our results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report.

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
 On May 5, 2011, we entered into a Share Exchange Agreement (“Exchange Agreement”) by and among SKYC, FDH, and the shareholders of FDH (the “FDH Shareholders”). The closing of the transaction (the “Closing”) took place on May 5, 2011 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, we acquired all of the outstanding shares (the “Shares”) of FDH from the FDH Shareholders; and FDH Shareholders transferred and contributed all of their Shares to us. In exchange, we issued to the FDH Shareholders, their designees or assigns, an aggregate of 23,716,035 shares (the “Shares Component”) or 97.56% of the shares of common stock of the Company issued and outstanding after the Closing (the “Share Exchange”), at $0.20 per share. The parties understand and acknowledge that such exchange is based upon an acquisition value of FDH at $4,743,207, which is agreed and acceptable by all parties. The acquisition of FDH is treated as a reverse acquisition, and the business of FDH became the business of the Company.

Sky Digital Store Corp. is a mobile internet product and application service provider. We have retail and online e-commerce stores targeting the Chinese consumers. We design and manufacture mobile terminals under the Donxon/EMI brand which are sold through our retail stores and other outlets.

Recent Developments

Smartphones have emerged to be an important revenue opportunity for the mobile terminal sector. Consumer demand for smartphones and associated accessories has increased exponentially. Capitalizing on this market trend, our retail stores will encapsulate this new concept vision providing the consumer with new life style experiences which the new generation of mobile terminals can offer.  A new Sky Digital Franchise Store was opened in Shenzhen on July 10, 2011.  The store is directly operated by Sky Digital Stores with our new corporate identity, new experience in shopping for smartphones and accessories. Our customer services staff in the new store will be responsible to educating consumers on how to use new mobile terminals to fit their lifestyle. Our company slogan is: “Best for your Life”

In anticipation of a rapid expansion of our retail stores and online market, we have incorporated a subsidiary in Henan Province on Aug 1, 2011– Xinyang City Donxon Mobile Communication Technology Company Limited. The new company will have the following facilities and functions: a logistic center, customer service, training and manufacturing facility.  For our Shenzhen manufacturing facility, we have agreed with the landlord to takeover one additional floor when it became available in September 2011. The company foresees rapid growth in our Digital Store Franchise to serve both consumer and corporate sectors. We continue to search for merger and acquisition opportunities to expand our core business.

Result of Operation

We are a Mobile Internet Products and Application Service Provider.  We have retail stores operating under the brand of Sky Digital Stores and Dasen Mobile Communications. We acquired Dasen on April 7, 2011.  We expect significant development in digital stores franchise through Dasen and we plan to keep building franchises under the Sky Digital Stores brand. We will focus on smartphones and associated accessories. The Company hopes to open 50 stores by the end of 2011 through direct investment as well as franchise arrangements.

Business growth for traditional mobile phone sales business has been flat for the past two years. Customer demand in name brand smartphone increased significantly. We have signed up as a reseller for top global smartphone supplier in the second quarter of 2011. A concept store operating under the Sky Digital Stores brand officially opened on July 10, 2011. We intend to seek business opportunities with more global brands in the future. We expect these stores to provide significant revenue and positive contribution to the Company.

The Company designs and manufactures mobile handsets and portable projectors under the Donxon/EMI brand.  In 2011, we expect a 15% revenue growth for the Company.

Results of operation for the three and six months ended June 10, 2011 compared with the three and six months ended June 30, 2010 (Unaudited)

The following tables set forth key components of our results of operations and key components of our revenue for the period indicated.  The discussion following the table is based on these results.

	For the Six Months Ended June 30		For the three months ended Jun 30
	2011	2010	2011	2010
Sales	$22,222,063	17,504,629	$12,790,802	6,458,986
Cost of goods sold	(20,545,499)	(15,666,766)	(12,101,081)	(5,842,463)
Gross Profit	1,676,565	1,837,863	689,721	616,523

Commission income	35,457	-	35,457	-

Operating Expense
General and administrative expenses	(964,697)	(347,932)	(633,943)	(159,409)
Selling Expense	(239,159)	(187,482)	(117,154)	(79,854)
Total Operating Expenses	(1,203,856)	(535,414)	(751,097)	(239,263)

Operating income	508,166	1,302,449	(25,919)	377,260

Other income (expense):
Other income, net	2,218	1,996	590	1,334
Total other income (expense)	2,218	1,996	590	1,334

Income before provision for income taxes	510,384	1,304,445	(25,330)	378,595

Provision for income taxes	(200,958)	(251,864)	(49,301)	(83,280)

Net income (loss)	309,426	1,052,581	(74,631)	295,315

Net Sales / Revenue:

For the three and six months ended June 30, 2011, net sales increased by 98% and 27% to $12.8 million and $22.2 millions respectively. Revenue increases were in part contributed to the addition of the retail store business.  Revenue from handset manufacturing is flat for the three months ended June 30, 2011.

Gross profit:

Gross profit increased by 12% to $0.69 million and decreased by 9% to $1.68 million for the three and six months ended June 30, 2011, compared with the same period in 2010. This decrease was due to lower gross margin from retail business and the lack of new product lines from the manufacturing business during the first half of 2011..

Operating Expense:

Operating expense for the three and six months ended June 30, 2011 increased from $239,263 for the three month period in 2010 to $751,097 in 2011 and $535,414 for the six month period  in 2010 to $1.2M in 2011. The 214% and 125% increase were due to additional legal and audit expenses required in order to prepare for the reverse merger completed in May 2011 and complying with the SEC regulatory requirements as well as expenses related to digital stores operations integration into the company. We anticipate improvements in operating expense as back office consolidation completed between handset manufacturing and stores operation.

Net Income:

Net Income for the three and six months ended June 30, 2011 is net loss $74,631 compared with net income  of $ 295,315 for the three months ended June 30, 2010 and net income of  $309,426 for the six months ended June 30, 2011 as compared with $1,052,581 during same period in 2010. Net income decreased by 125% and 71%, respectively due to significant increase in general and administrative expense As well as the reduced margins on the manufacturing business

LIQUIDITY AND CAPITAL RESOURCES

The following table provides certain selected balance sheets comparisons between  the six months  ended June 30, 2011 and year ended December 31, 2010:

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	831,584	38,216
Accounts receivable	6,086,644	5,473,803
Inventories	2,372,476	859,476
Trade Deposit	160,946	589,312
Prepaid expense - current	122,632	31,427
Other receivables	389,185	18,236
Deferred tax assets	27,752	-
Total Current Assets	9,991,219	7,010,470

Property and equipment, net	422,455	93,130
Security Deposits and other assets	63,369	-
Intangible assets	115,463	-
Prepaid expenses - non current	189,111	-
Goodwill	94,797	-
Total Non-current Assets	885,195	93,130

Total Assets	10,876,414	7,103,600

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	4,928,747	1,876,330
Accrued expenses & other payables	449,372	270,009
Loans from shareholder	202,179	-
Income tax payable	80,145	214,054
Customer deposit	21,284	-
Total Current Liabilities	5,681,727	2,360,393

Deferred tax liabilities - non-current	48,909	-
Deferred rent	48,768	-
Total Liabilities	5,779,404	2,360,393

Liquidity:

As of June 30, 2011, our balance of cash and cash equivalents was $831,584, compared to $38,216 as of December 31, 2010. These funds were deposited in financial institutions located in China. The increase of our liquidity during first half of 2011 was due to lower trade deposit for material and product inventory, and, cash flow from digital store business. Historically, funds received have been expended in the furtherance of growing the business, establishing brand portfolios and used for dividend repayments and the repayment of loans payable. The Company currently generates its cash flow through operations which it believes will be sufficient to sustain current level operations for at least the next twelve months.

Capital Resources:

Current asset as of June 30, 2011 totaled $9,991,219 an increase of 42.5% compared with December 31, 2010. This increase is due primarily to the acquisition of Dasen completed on April 7, 2011 and increase of our accounts receivables and inventories.

Current liabilities as of June 30, 2011 totaled $5,681,727, reflecting an increase of 140.7% from $2,360,393 as of December 31, 2010 balance  .  This increase is due primarily to acquisition of Dasen, payables related to goods and services acquired for resale purpose.

Discussion of Cash Flow

Comparison of cash flow results for six months ended June 30, 2011 and 2010 is summarized as follows:

	Six Months Ended Jun 30
	2011	2010
Net cash provided by (used in) operating Activities	$2,020,493	792,723
Net cash used in Investing Activities	(1,126,903)	(108,178)
Net cash provided by (used in) Financing Activities	(109,881)	(1,117,515)
Effect of exchange rate changes on cash	9,569	7,213
Change in cash during the period	793,368	(425,757)

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2011 was $2,020,493 which consisted of our net income of $309,426, offset by net changes in operating asset and liabilities, including an increase in accounts receivable of $174,626, an increase in inventory of $931,952, a decrease in trade deposits of $721,279 and net increase in account payable and accrued expenses of $2,487,010.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 was $1,126,903, compared with $108,178 for the six months ended June 30, 2010. The increase is attributable to the completion of acquisition of Dasen on April 7, 2011, and the construction of new office facility to combine offices in Shenzhen.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2011 was $109,881, including loans from stockholder and related party.

Net cash used in financing activities for the six months ended June 30, 2010 was $1,17,515, including loan repayments to stockholders as well as unrelated parties.

Critical Accounting Policies

Accounts Receivable

Accounts receivable are recognized and carried at original invoice amounts less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. Historically, the Company has not recorded any allowances as all such amounts are deemed collectible.  Accordingly, the Company didn’t record any allowance for doubtful accounts as of June 30, 2011 and December 31, 2010.

Inventories

Donxon Iinventories which consist of raw materials and finished goods are stated at the lower of cost and market.  Cost is determined using the First in, First out method. Costs of finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overhead based on normal operating capacity. Dasen inventory is all finished product purchased for resale. Management regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

Impairment of Long-Lived Assets

 Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of June 30, 2011 and December 31, 2010, there was no impairment of long-lived assets

Goodwill and Indefinite-Lived Intangible Assets

 The Company tests goodwill and indefinite-lived intangible assets for impairment annually by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units. Additionally, the Company may perform tests between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and could significantly adversely affect net income and earnings per share. Shenzhen Dasen is the only reporting unit that carries goodwill subject to impairment test. Shenzhen Dasen was acquired by the Company on April 7, 2011. No impairment indicators occurred subsequent to the acquisition.

Revenue Recognition

Effective April 78, 2011, the Company had two types of revenue streams from its two lines of businesses, namely (i) design, manufacturing and sale of mobile phones and digital products (Donxon), (ii) retailing stores (Dasen).

The Company records revenues when all of the following criteria have been met:

Persuasive evidence of an arrangement exists. The Company generally relies upon sales contracts or agreements, and customer purchase orders, to determine the existence of an arrangement;

Sales price is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment;

Delivery has occurred. The Company uses shipping terms and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. The Company’s customary shipping terms are FOB destination point;

Collectability is reasonably assured. The Company assesses collectability based on creditworthiness of customers as determined by our credit checks and their payment histories. The Company records accounts receivable net of allowance for doubtful accounts and estimated customer returns.

Commission income

The Company receives commissions from sale of digital products for third parties. The Company does not charge customers differently from the prices provided by third parties. The Company has no discretion on the digital product prices or the applicable commission rates as they are dictated by the third  parties. Commissions from selling of digital products are recognized after phone cards are sold to retail customers. The Company presents revenues from such transactions on a net basis in the statements of income as the Company, generally, does not assume inventory risks and has no obligations for cancelled phone cards.

The Company’s revenue is principally derived from sale of mobile phone and digital products to wholesalers and retail stores in the PRC.

The Company provides one-year warranty to its customers that its products will meet the functionality standards agreed to in each sales arrangement. The Company expenses all warranty expenses as incurred and at the time their existence is known. For the six months ended June 30, 2011 and 2010, warranty expenses have been minimal and no warranty reserve was considered necessary. The Company believes the existence of the product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply FASB ASC Topic 605-25 separation and allocation model for a multiple deliverable arrangement. FASB ASC Topic 450 specifically addresses the accounting for standard warranties and neither SAB 104 nor FASB ASC Topic 605-25 supersedes FASB ASC Topic 450.

Recent Account Pronouncements

The company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect that the adoption of ASU 2010-06 will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued an update which addresses the disclosure of supplementary pro forma information for business combinations. The update requires public entities to disclose pro forma information for business combinations that occurred in the current reporting period, including revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has adopted this update and applied the disclosure requirements in connection with the acquisition of Shenzhen Dasen.

In December 2010, the FASB issued ASU No. 2010-28 (“ASU 2010-28”), Intangibles — Goodwill and Other (“ASC 350”): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The objective of this standard is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. The amendments in this standard modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-28 did not have a material impact on its consolidated financial statements.

In June 2011, the FASB issued guidance which eliminates the option to report other comprehensive income and its components in the statement of changes in shareholderstockholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

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

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by our management as of June 30, 2011, are described below:

	We did not design, implement, or maintain effective entity-level controls related to our control environment, resulting in the following significant control deficiencies:

o	The Code of Business Conduct and Ethics, which was specifically designed for public company applicability, has yet to be formally acknowledged by members of management and the finance department.

o
There is an absence of independence and financial expertise on the Board of Directors, and we do not have an Audit Committee or a formalized internal audit function, limiting its ability to provide effective oversight of our management.

	We used pre-merger finance structure which required certain manual review procedures before consolidated financial statement can be completed and left the management limited time to review.

Changes in Internal Control over Financial Reporting

During the period ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate our material weaknesses when we are able to do so financially and when the timing is appropriate for our company. We are currently evaluating steps needed to remediate deficiencies

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this quarterly report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Pursuant to a letter agreement by and between the Company and KCSA Strategic Communications (“KCSA”) dated May 19, 2011, 3,333 shares of common stock were issued and $5,000 was paid to KCSA for its services as the Company’s investor relations counsel for three months. The Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the SEC under the Securities Act and/or Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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
10.1
Share Exchange Agreement by and between the Company, HongKong First Digital Holding Company Limited and the FDH Shareholders, dated May 5, 2011 (attached as an exhibit to our current report on Form 8-K filed on May 6, 2011).

10.2	Interest Transfer Agreement between Yinyan Guan and Qingguo Zeng dated April 7, 2011 (attached as an exhibit to our current report on Form 8-K filed on May 6, 2011).
10.3	Supplemental Agreement between Yinyan Guan and Qingguo Zeng dated April 8, 2011 (attached as an exhibit to our current report on Form 8-K filed on May 6, 2011).
10.4	Consulting Agreement between. Shenzhen Xing Tian Kong Digital Co., Ltd. and Yinyan Guan dated April 8, 2011 (attached as an exhibit to our current report on Form 8-K filed on May 6, 2011).
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Nominating Committee Charter (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY DIGITAL SOTRES CORP.

Dated: August 22, 2011	By:	/s/ Lin Xiangfeng
Lin Xiangfeng
Chief Executive Officer and Chairman
(Chief Executive Officer)

By:	/s/ Johnny C.W. Chan
Johnny C.W. Chan
Chief Financial Officer
(Principal Financial Officer)