Form 10-Q/A
period 2011-06-30
SKY DIGITAL STORES CORP.
filed 2011-09-08
CIK 1375483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of SKY Digital Stores Corp. (the “Company”) for the quarter ended June 30, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 22, 2011. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and includes Exhibit 101 (XBRL interactive data) as an exhibit to the Amendment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our principal executive and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report on Form 10-Q/A. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, management concluded that as of the period covered by this quarterly report on Form 10-Q/A, these disclosure controls and procedures were not effective.

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

We did not design, implement, or maintain effective entity-level controls related to our control environment, resulting in the following significant control deficiencies:

●	The Code of Business Conduct and Ethics, which was specifically designed for public company applicability, has yet to be formally acknowledged by members of management and the finance department.

●
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

10.2	Interest Transfer Agreement between Yinyan Guan and Qingguo Zeng dated April 7, 2011 (attached as an exhibit to our current report on Form 8-K filed on May 6, 2011).
10.3	Supplemental Agreement between Yinyan Guan and Qingguo Zeng dated April 8, 2011 (attached as an exhibit to our current report on Form 8-K filed on May 6, 2011).
10.4	Consulting Agreement between. Shenzhen Xing Tian Kong Digital Co., Ltd. and Yinyan Guan dated April 8, 2011 (attached as an exhibit to our current report on Form 8-K filed on May 6, 2011).
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Nominating Committee Charter (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Extension Presentation Linkbase
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY DIGITAL SOTRES CORP.

Dated: September 8, 2011	By:	/s/ Lin Xiangfeng
Lin Xiangfeng
Chief Executive Officer and Chairman
(Chief Executive Officer)

By:	/s/ Johnny C.W. Chan
Johnny C.W. Chan
Chief Financial Officer
(Principal Financial Officer)