Form 10-Q
period 2011-09-30
SKY DIGITAL STORES CORP.
filed 2011-11-21
CIK 1375483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011
or
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

____________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,586,737 shares of common stock are issued and outstanding as of November 17, 2011.

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

ITEM 1 FINANCIAL STATEMENTS.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2011

SKY DIGITAL STORES CORP. AND SUBSIDIARIES

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$8,463,311	$38,216
Restricted cash	3,913,282	-
Accounts receivable	3,670,505	5,473,803
Inventories	2,732,041	859,476
Trade Deposit	95,690	589,312
Prepaid expense - current	126,922	31,427
Other receivables	285,625	18,236
Deferred tax assets	32,813	-
Total Current Assets	$19,320,189	$7,010,470

Property and equipment, net	461,773	93,130
Security deposits and other assets	69,020	-
Intangible assets, net	114,673	-
Prepaid expenses - non current	160,966	-
Goodwill	95,902	-
Total Non-current Assets	902,334	93,130

Total Assets	$20,222,523	$7,103,600

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$5,681,082	$1,876,330
Advance from customers	33,478	-
Accrued expenses and other payables	652,156	270,009
Short-term bank loan	3,913,281	-
Loans from stockholders	4,685,570	-
Income tax payable	62,161	214,054
Total Current Liabilities	15,027,728	2,360,393

Deferred tax liabilities - non-current	49,479	-
Deferred rent	43,156	-
Total Liabilities	15,120,363	2,360,393

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock
$0.001 par value, 750,000,000 shares authorized; 24,586,090 and 23716,035 shares issued and outstanding as of September 30, 2011 and December 31, 2010	24,586	23,716
Additional paid-in capital	3,974,590	4,090,481
Subscription receivable	-	(642)
Statutory reserve	310,652	228,458
Retained earnings (deficits)	114,229	(50,687)
Accumulated other comprehensive income	606,327	451,881
Total SKYC stockholders’ Equity	5,030,384	4,743,207
Non-controlling interest	71,776	-
Total Equity	5,102,160	4,743,207
Total Liabilities and Stockholders’ Equity	$20,222,523	$7,103,600

See accompanying notes to the consolidated financial statements

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Stated in US Dollars)

	For the Nine Months Ended September 30		For the three months ended September 30
	2011	2010	2011	2010
Sales	$38,066,707	$24,628,445	$15,844,644	$7,123,816
Cost of goods sold	(35,368,682)	(22,088,431)	(14,823,183)	(6,421,665)
Gross Profit	2,698,025	2,540,014	1,021,461	702,151

Commission and franchise income	90,541	-	55,084	-

Operating Expense
General and administrative expenses	(1,900,373)	(542,461)	(935,676)	(194,529)
Selling Expense	(307,734)	(276,743)	(68,575)	(89,261)
Total Operating Expenses	(2,208,107)	(819,204)	(1,004,251)	(283,790)

Operating income	580,459	1,720,810	72,294	418,360

Other income (expense):
Interest (expense) income, net	(42,896)	3,807	(45,114)	1,811
Total other income (expense)	(42,896)	3,807	(45,114)	1,811

Income before provision for income taxes	537,563	1,724,617	27,180	420,171

Provision for income taxes	(270,171)	(357,371)	(69,213)	(105,507)

Net income (loss)	267,392	1,367,246	(42,033)	314,664
Net income attributable to non-controlling interests	13,131	-	15,405	-
Net income (loss) attributable to SKYC shareholders	$254,261	$1,367,246	$(57,438)	$314,664
Earnings per share
Basic	$0.01	$0.06	$-	$0.01
Diluted	$0.01	$0.06	$-	$0.01
Weighted average shares outstanding
Basic	24,190,571	23,716,035	24,856,267	23,716,035
Diluted	24,190,571	23,716,035	24,856,267	23,716,035

See accompanying notes to the consolidated financial statements

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated in US Dollars)

	For the Nine Months Ended Sep 30,
	2011	2010
Cash flows from operating activities:
Net Income	$267,392	$1,367,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,935	15,841
Stock-based compensation	48,583	-
Deferred tax assets	(32,125)	62,536
Changes in operating assets and liabilities:
Restricted cash	(3,853,030)	-
Accounts receivable	2,274,200	(4,286,024)
Inventories	(1,258,740)	55,391
Trade deposit	787,378	979,987
Prepaid expenses	(249,377)	900,446
Security deposits and other receivables	53,732	(13,007)
Accounts payable	3,577,784	1,578,802
Accrued expenses and other payables	(207,449)	165,755
Income tax payable	(195,156)	107,665
Customer deposit	32,822	-
Deferred rent	42,171	-
Net cash provided by (used in) operating Activities	$1,399,119	$934,638

Cash flows from investing activities:
Purchase of PP&E	(449,655)	(108,479)
Payment for acquisition of Shenzhen Dasen (net of cash acquired)	(804,343)	-
Net cash used in Investing Activities	(1,253,998)	(108,479)

Cash flows from financing activities:
Loan to unrelated parties	22,285	83,879
Repayment of unrelated parties loan	(350,398)	(1,046,540)
Loan from stockholders	4,478,606	-
Short-term bank loan	3,853,030	-
Loan from related party	153,102	-
Repayment of stockholder loan	-	(187,379)
Net cash provided by (used in) Financing Activities	8,156,625	(1,150,040)

Effect of exchange rate changes on cash	123,349	35,943

Net increase (decrease) in cash	8,425,095	(287,938)

Cash at beginning of period	38,216	2,144,912
Cash at end of period	$8,463,311	$1,856,976
Supplemental disclosure of cash flow information
Income tax paid in cash	$433,324	$249,706

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

On August 1, 2011, the Company has incorporated a subsidiary, Xinyang City Donxon Mobile Communication Technology Company Limited, in Henan Province (“Xinyang Donxon”). Xinyang Donxon will perform as a logistics center and a customer service, training and manufacturing facility for the Company.

In July and August, 2011, the Company entered into franchising management agreements with multiple independently owned retailing stores throughout Guangdong province, PRC. According to the agreement entered into, the Company will provide branding, product sourcing and management training to the store management and charge a fixed management fee each month and an annual variable management fee based on the audited net income of each store.

The Company’s business is mainly operated by Donxon and Shenzhen Dasen, engaged in the business of designing, manufacturing and selling of mobile communications and digital products and retailing stores in the PRC.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements include the financial statements of the Company and its 100% owned subsidiaries First Digital, Donxon, Xingtiankong and Xinyang Donxon. Pursuant to the Share Exchange Agreement entered into on May 5, 2011, stockholders of First Digital became the majority stockholders of the Company. Based on the Application of ASC 805-40-45, the Company needs to retroactively adjust this transaction to the financial statements of earlier periods presented in the accompanying consolidated financial statements. The financial statements of Shenzhen Dasen are only included from the acquisition date of April 7, 2011. The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  All intercompany transactions and accounts have been eliminated in consolidation. This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the “Accounting Principle of China” (“PRC GAAP”).

The unaudited interim consolidated financial statements of the Group as of September 30, 2011, and for the nine months ended September 30, 2011 and 2010, included herein, have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements reflect all adjustments that in the opinion of management are necessary to present fairly the financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). First Digital’s functional currency is Hong Kong Dollar (“HKD”). Donxon, Xingtiankong and Xinyang Donxon’s functional currency is Chinese Yuan Renminbi (“RMB”). The consolidated financial statements are translated into USD in accordance with the Codification ASC 830, Foreign Currency Matters.  All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods.  The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in stockholders’ equity in accordance with the Codification ASC 220, Comprehensive Income.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30,	December 31,	September 30,
	2011	2010	2010
Period end RMB : USD exchange rate	6.3885	6.5918	6.6781
Averag RMB : USD exchange rate	6.4884	6.7605	6.7983
Period end HKD : USD exchange rate	7.7929	7.7822	7.7575
Average HKD : USD exchange rate	7.7856	7.7682	7.7704

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

Restricted cash

Restricted cash is related to deposits required by bank for banker’s acceptance notes. The balance of restricted cash was $3,913,282 and $0 as of September 30, 2011 and December 31, 2010, respectively.

Accounts Receivable

Accounts receivable are recognized and carried at original invoice amounts less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. Historically, the Company has not recorded any allowances as all such amounts are deemed collectible.  Accordingly, the Company didn’t record any allowance for doubtful accounts as of September 30, 2011 and December 31, 2010.

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

Trade Deposit

Advance payments for purchases of raw materials are included in “Trade Deposit” and represent cash deposits paid to vendors for future purchases. The Company is required to make advance payments to certain suppliers. Advance payments are unsecured and non-interest bearing.

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

Years
Machinery and equipment	5 years
Office equipment	3-5 years
Leasehold improvements	2 years
Vehicle	3 years

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of September 30, 2011 and December 31, 2010, there was no impairment of long-lived assets.

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

In conjunction the acquisition of Shenzhen Dasen on April 7, 2011, the Company capitalized $107,281 of identifiable intangible assets. The identifiable intangible assets consist primarily of trade name and customer relationships. Trade name and customer relationship is to be amortized over 15 years, their estimated useful life.

The Company recorded amortization expenses for intangible assets of $4,039 and $2,104 for the nine and three months ended September 30, 2011.

Goodwill and Indefinite-Lived Intangible Assets

The Company tests goodwill and impairment annually by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units. Additionally, the Company may perform tests between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and could significantly adversely affect net income and earnings per share. Shenzhen Dasen is the only reporting unit that carries goodwill subject to impairment test. Shenzhen Dasen was acquired by the Company on April 7, 2011. No impairment indicators occurred subsequent to the acquisition.

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

Income from franchising stores

The Company entered into agreement with multiple independently owned retailing stores throughout Guangdong province, PRC in the third quarter of this year. According to the agreement entered into by the both parties, the Company is entitled to a management fee from these franchising stores. The management fee will be a fixed fee each month and a variable management fee based on audited net income of each store. The company recognizes fixed management fee each month. The Company will book variable management fee income based on estimated net income, if any, of each store.

The Company’s revenue is principally derived from sale of mobile phone and digital products to wholesalers and retail stores in the PRC.

The Company provides one-year warranty to its customers that its products will meet the functionality standards agreed to in each sales arrangement. The Company expenses all warranty expenses at the earlier of the time their existence is known or as expenses incurred. For the nine months ended September 30, 2011 and 2010, warranty expenses have been minimal and no warranty reserve was considered necessary. The Company believes the existence of the product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply FASB ASC Topic 605-25 separation and allocation model for a multiple deliverable arrangement. FASB ASC Topic 450 specifically addresses the accounting for standard warranties and neither SAB 104 nor FASB ASC Topic 605-25 supersedes FASB ASC Topic 450.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Comprehensive income
Net income (loss)	$267,392	$1,367,246	$(42,033)	$314,664
Foreign currency translation adjustment	154,446	170,808	52,952	89,822
Comprehensive income	$421,838	$1,538,054	$10,919	$404,487

Comprehensive income attributable to the non-controlling interest	13,131	-	15,405	-
Comprehensive income attributable to the SKYC stockholders	$408,707	$1,538,054	$(4,486)	$404,487

Advertising Expense

The Company expenses all advertising expenses as incurred. Advertising expenses included in selling expenses were $27,308 and $63,422 for the nine months period September 30, 2011 and 2010, respectively. Advertising expenses included in selling expenses were $6,282 and $62,285 for the three months period September 30, 2011 and 2010, respectively.

Shipping and Handling

All shipping and handling costs are expensed as incurred and included in selling expenses. Total shipping and handling expenses were $146,871 and $142,014 for the nine months ended September 30, 2011 and 2010, respectively. Total shipping and handling expenses were $36,821 and $44,835 for the three months ended September 30, 2011 and 2010, respectively.

Research and Development Cost

Research and development costs are expensed in the period when they are incurred.

Statutory Reserves

Pursuant to the applicable laws in the PRC, Donxon makes appropriations to two non-distributable reserve funds, the statutory surplus reserve and the statutory public welfare reserve.  The appropriations are based on after-tax net earnings as determined in accordance with the PRC generally accepted accounting principles, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve is based on an amount at least equal to 10% of after-tax net earnings until the reserve is equal to 50% of the entity's registered capital. Donxon’s registered capital is $4,113,555 as of September 30,
2011.  Appropriation to the statutory public welfare fund is based on 5% to 10% of after-tax net earnings and is not mandatory. The statutory public welfare reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable, other than in liquidation.

Donxon does not make appropriations to the discretionary surplus reserve fund.  As of September 30, 2011 and December 31, 2010, Donxon had appropriated $310,652 and $228,458 statutory surplus reserve fund, respectively.

Shenzhen Dasen did not make appropriations to the statutory surplus reserve fund as of September 30, 2011 due to operating losses incurred in the prior periods.

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

As of September 30, 2010 and December 31, 2010, the Company’s cash was with banks in the PRC and Hongkong, where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the nine months ended September 30, 2011, four customers accounted for 24%, 16%, 15% and 13% of the Company’s sales. For the nine months ended September 30, 2010, no customer accounted for more than 10% of the Company’s sales. For the nine months ended September 30, 2011, four vendors provided 18%, 17%, 17% and 14% of the Company’s total purchases, respectively.  For the nine months ended September 30, 2010, three vendors accounted for 24%, 15% and 14% of the Company’s total purchases, respectively.

For the three months ended September 30, 2011, five customers accounted for 38%, 20%, 18%, 14% and 10% of the Company’s sales. For the three months ended September 30, 2010, no customer accounted for more than 10% of the Company’s sales. For the three months ended September 30, 2011, three vendors provided 21% and 15% and 14% of the Company’s total purchases, respectively.  For the three months ended September 30, 2010, three vendors accounted for 20% and 16% and 13% of the Company’s total purchases, respectively.

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of September 30, 2011 and December 31, 2010, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Company.

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

As of September 30, 2011, there are no potentially dilutive securities outstanding.

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

In December 2010, the FASB issued an update which addresses the disclosure of supplementary pro forma information for business combinations. The update requires public entities to disclose pro forma information for business combinations that occurred in the current reporting period, including revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has adopted this update and applied the disclosure requirements in connection with the acquisition of Shenzhen Dasen (See Note 12).

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

NOTE 3 — INVENTORIES

As of September 30, 2011 and December 31, 2010, Inventories consist of the following at:

	September 30,	December 31,
	2011	2010

Raw materials	$582,346	$859,476
Finished goods	2,149,696	-
	$2,732,041	$859,476

NOTE 4 — TRADE DEPOSIT

The Company advances cash as deposits to certain vendors for the purchase of materials. As of September 30, 2011 and December 31, 2010, trade deposits amounted to $95,690 and $589,312, respectively.

NOTE 5 — PREPAID EXPENSES

In order to sell self-brand mobile phone in the PRC market, Donxon prepaid inspection fees and mold fees to acquire Telecom Network permits in China for all types of phone. The amortization period of prepaid expenses is one year. As of September 30, 2011 and December 31, 2010, prepayment for inspection fees and mold fees amounted to $22,568 and $31,427, respectively.

On April 8, 2011, Xingtiankong entered into the Amended Share Exchange Agreement with stockholders of Shenzhen Dasen. As part of the agreement, Xingtingkong hired Guan Yinyan, one of Shenzhen Dasen stockholders as its Business Consultant for three years. Xingtiankong will pay Mr. Guan $309,454 as total compensation for his three-year service. As of September 30, 2011, current and non-current prepaid expenses amounted to $104,354 and $160,966, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30,	December 31,
	2011	2010
Machinery and equipment	$154,236	$80,714
Office equipment	145,867	41,431
Leasehold improvements	241,987	-
Vehicle	63,113	-
	605,203	122,145
Less: Accumulated depreciation	(143,430)	(29,015)
	$461,773	$93,130

Total depreciation expense for the nine months ended September 30, 2011 and 2010 amounted to $107,013 and $15,841, respectively. Total depreciation expense for the three months ended September 30, 2011 and 2010 amounted to $93,233 and $5,838, respectively.

NOTE 7 — ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following at:

	September 30,	December 31,
	2011	2010
Accrued expenses and other payables	$625,669	$109,276
Value-added tax payable	26,487	160,733
	$652,156	$270,009

NOTE 8 — SHORT-TERM BANK LOAN

On June 28, 2011, Donxon entered into a short-term bank loan with Shenzhen Development Bank for $3,913,281 with a 6.31% annual interest rate. Pursuant to the Loan Agreement, interest expense is payable every month. The full amount of the loan will be repaid on June 27, 2012.  The loan was funded in July, 2011.

NOTE 9 — LOAN FROM STOCKHOLDERS

On February 18, 2010, a lender who was an unrelated party, loaned Yellowcake Mining Inc. a total of $125,000 pursuant to a promissory note requiring interest at 10% per annum and payable on demand.

In December 2010, a stockholder of First Digital purchased the loan from the lender for $134,000 which included the principal and accrued but unpaid interest.

Stockholders advanced funds to the Company for working capital purposes. The loans from stockholders are unsecured and bear no interest. The amount of loans from stockholders was $4,685,570 as of September 30, 2011. The full amounts of the loans will be due in 2012.

NOTE 10 — LEASE COMMITMENTS

The Company leases offices from third parties under operating leases.  For the nine months ended September 30, 2011 and 2010, the Company has rental expenses in the amount of $208,702 and $71,536, respectively. For the three months ended September 30, 2011 and 2010, the Company has rental expenses in the amount of $86,335 and $19,943, respectively. Under the lease agreements, the Company is committed to pay approximately $68,031, $278,796 and $46,688 in years 2011, 2012 and 2013, respectively.

NOTE 11 — STOCKHOLDERS’ EQUITY

On April 6, 2011, the Company effected a 1:200 reverse split of the Company’s issued and outstanding shares of common stock, decreasing the number of outstanding shares from 115,335,576 to 578,031 as of December 31, 2010. These statements have been adjusted to reflect this reverse split.

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

On June 13, 2011, the Company issued 3,333 shares common stock at $2.5 per share to KCSA Strategic Communications for total consideration of $8,332 for public relationship services provided to the Company.

In July and August, 2011, the Company appointed Mr. Bin Wang and Dr. Christos Vlachos as independent directors. Pursuant to the terms of their appointments. Mr. Bin Wang shall receive 100,000 shares of the common stock of the Company per annum for his service. Dr. Christos Vlachos shall receive such number of shares of the common stock of the Company, whose value equal to $60,000 per annum for his service. The value of the shares will be an average of closing price for the five trading days prior to the issuance of the shares. As of September 30, 2011, the Company has not issued any shares to Mr, Bin Wang and Dr, Christos Vlachos.

NOTE 12 — ACQUISITION

On April 7, 2011, Xingtiankong acquired all of the registered capital of Shenzhen Dasen Communication Technology Company Limited (“Shenzhen Dasen”) with total consideration of $1,252,251 (the “Acquisition”). Shenzhen Dasen was incorporated in the city of Shenzhen under the laws of PRC on November 26, 2007. Upon consummation of the Acquisition, Xiantiankong owns 100% of the issued and outstanding capital stock of Shenzhen Dasen and 70% of the issued and outstanding capital of Foshan Dasen Communication Chain Service Company Limited, a subsidiary of Shenzhen Dasen incorporated in PRC on January 19, 2007. Shenzhen Dasen engages in the retail business of selling mobile communication products and accessories in PRC and operates the retailing business through its retail website (http://www.dasen.com.cn/) and three branch chain stores located within Guangdong Province.

On April 8, 2011(the “Closing Date”), the Company through its subsidiary Xingtiankong, entered the amended Share Exchange Agreement with Shenzhen Dasen, and its registered equity owners. As part of the agreement, Xingtiankong hired Yinyan Guan, one of Shenzhen Dasen stockholders as its Business Consultant for three years, and will pay Mr. Guan $309,454 as total compensation for his three-year service.

The Company followed ASC 805 “Business Combination” (formerly SFAS 141R) to account for the Acquisition. The preliminary purchase price allocation for the Acquisition was based upon a preliminary valuation and our estimates and assumptions for the Acquisition are subject to change as we obtain additional information for our estimates during the respective measurement periods.

The fair value of the net assets acquired in the Acquisition was $1,218,220. The cash consideration paid by the Company to the prior stockholders of Shenzhen Dasen was $1,252,251, resulting in the recognition of goodwill in the amount of $95,902.

Our preliminary purchase price allocation was as follows.

Cash	$418,933
Accounts receivable	509,734
Inventories	560,489
Trade deposit	292,191
Other receivables and other assets	52,231
Fixed assets	15,785
Intangible assets	118,788
Accrued expenses & other payables	(261,511)
Deferred tax liability	(438,940)
Net assets acquired	(49,480)
$1,218,220

Consideration given	$1,252,251
Non-controlling interest	61,872
Less: Net assets acquired	1,218,220
Goodwill	$95,902

Net deferred tax liabilities of $49,480, resulting from the acquisition, were primarily related to the difference between the book basis and tax basis the inventory fair value step-up and identifiable intangible assets fair value adjustment.

The goodwill of $95,902 arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Shenzhen Dasen.

This estimated purchase price allocation is subject to revision based on additional valuation work that is being conducted. The final allocation is pending the receipt of this valuation work and the completion of the Company’s internal review, which is expected during fiscal 2011.

For the period since the acquisition (April 7 – September 30, 2011), Shenzhen Dasen recorded $4,722,829 in revenues and a net gain of approximately $80,362. The following supplemental table presents unaudited consolidated pro forma financial information as if the closing of the acquisition of Shenzhen Dasen had occurred on January 1, 2010 (in thousands, except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010

Revenue	$38,944,556	$26,161,411	$15,899,728	$7,605,715
Net income attributable to SKYC stockholders	$332,891	$1,357,256	$(57,438)	$355,894
Net income per share - basic and diluted	$0.01	$0.06	$(0.00)	$0.02

The unaudited supplemental pro forma financial information should not be considered indicative of the results that would have occurred if the Acquisition had been consummated on January 1, 2010, nor are they indicative of future results.

NOTE 13 — INCOME TAX

First Digital is a company incorporated in Hong Kong and has operations in the PRC, the only tax jurisdiction. First Digital did not earn any income that was derived in Hong Kong for the nine months ended September 30, 2011 and 2010 and therefore was not subject Hong Kong Profit tax. All of the Company’s income is generated in the PRC. Accordingly, its income tax provision is calculated based on the applicable tax rates and existing legislation, interpretations and practices in respect thereof.

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

The income tax rate for Shenzhen Dasen is 25%.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as:

	Nine Months Ended September 30,
	2011	2010
U.S. Statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)	(34)
PRC statutory income tax rate	24	22
Net operating loss carry over	-	(1)
Other (a)	26	-
Effective income tax rate	50%	21%

(a)	The 26% for the nine months ended September 30, 2011 represents expenses incurred by the Company that were not deductible for PRC income tax.

Donxon has incurred net operating losses prior to 2009. Net operating loss carried forward, if not utilized, will expire in 20 years after its generation. Management believes that the realization of the benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears more than likely due to the Company’s significantly improved profitability in year 2009 and 2010 for PRC income tax purposes. Accordingly, the Company has provided no valuation allowance on the deferred tax asset benefit. Management will review this valuation allowance periodically and make adjustments as warranted.

As of April 7, 2011, Xingtiankong acquired Shenzhen Dasen. Net long-term deferred tax liabilities of $49,480, resulting from the acquisition, were primarily related to the difference between the book basis and tax basis the inventory fair value step-up and identifiable intangible assets fair value adjustment.

A summary of the otherwise deductible (or taxable) current deferred tax items is as follows:

	September 30,	December 31,
	2011	2010
Current deferred tax assets (liabilities)
Deferred rent	$10,357	$-
Inventory step-up from Shenzhen acquisition	21,688	-
Amortization expenses from identifiable intangible assets in Shenzhen acquisition	768	-
Total current deferred tax assets (liabilities)	32,813	-
Less: Valuation allowance	-	-
	$32,813	$-

Income tax expenses are comprised of the following:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Current income tax expense	$302,479	$357,371	$74,061	$105,507
Deferred tax expense (benefit)	(32,308)	-	(4,848)	-
	$270,171	$357,371	$69,213	$105,507

Uncertain tax position

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its consolidated statements of income. There were no unrecognized tax benefits for the nine months ended September 30, 2011 and 2010. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions.  As of September 30, 2011 and December 31, 2010, the Company did not accrue any interest and penalties.

NOTE 14 — SEGMENT INFORMITON

Pursuant to ASC 280 we disclose segments on a single entity basis, which in our case is the legal entity. The Company operates as two reportable segments. Substantially all of the Company’s revenues and long-lived assets are in Peoples Republic of China.

The Company currently operates and prepares accounting and other financial reports separately to management for six major business organizations (SKY Digital Stores, Corp., Hong Kong First Digital Holding Ltd.(“First Digital”), Shenzhen Donxon Mobile Communication Technology Co., Ltd. (“Donxon”), Shenzhen Xing Tian Kong Digital Company Limited (“Xingtiankong”),  Shenzhen Dasen Communication Technology Company Limited (“Shenzhen Dasen”) and Xinyang City Donxon Mobile Communication Technology Company Limited (“Xinyang Donxon”)).

Our mobile phone manufacturing segment relates to the segment reporting of Donxon and retail store segment relates to Shenzhen Dasen. Management monitors these two segments regularly to make decisions about resources to be allocated to the segments and assess their performance.

The following table presents summarized information by segment:

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Mobile phone manufacturing	Retail store (a)	Total	Mobile phone manufacturing	Total

Revenue	$33,037,198	$5,029,509	$38,066,707	$24,628,445	$24,628,445
Cost of goods	$30,695,597	$4,673,085	$35,368,682	$22,088,431	$22,088,431
Gross profit	$2,341,601	$356,424	$2,698,025	$2,540,014	$2,540,014
Commission and franchise income	$-	$90,541	$90,541	$-	$-
Income from operations	$1,132,482	$(552,023)	$580,459	$1,720,810	$1,720,810
Income tax expenses	$259,559	$10,612	$270,171	$357,371	$357,371
Depreciation & amortization	$99,000	$11,935	$110,935	$15,841	$15,841
Asset expenditures	$-	$-	$-	$-	$-
Total Assets	$5,965,502	$14,257,021	$20,222,523	$7,578,809	$7,578,809

(a)Retail store numbers presents periods from April 8 to September 30, 2011

	Three months ended September 30, 2011			Three months ended September 30, 2010
	Mobile phone manufacturing	Retail store	Total	Mobile phone manufacturing	Total

Revenue	$11,938,568	$3,906,076	$15,844,644	$7,123,816	$7,123,816
Cost of goods	$11,263,824	$3,559,359	$14,823,183	$6,421,665	$6,421,665
Gross profit	$674,744	$346,717	$1,021,461	$702,151	$702,151
Commission and franchise income	$-	$55,084	$55,084	$-	$-
Income from operations	$237,150	$(164,856)	$72,294	$418,360	$418,360
Income tax expenses	$43,945	$25,268	$69,213	$105,507	$105,507
Depreciation & amortization	$86,085	$9,252	$95,337	$5,838	$5,838
Asset expenditures	$127,095	$-	$127,095	$-	$-
Total Assets	$5,965,502	$14,257,021	$20,222,523	$7,578,809	$7,578,809

NOTE 15 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events for purposes of recognition or disclosure through the date these financial statements were issued.

On October 12, 2011, Donxon entered into an acquisition agreement (the “Agreement”) with Vaslink Technology Ltd. (“Vaslink”) and the sole shareholder of Vaslink to acquire Vaslink in consideration for Renminbi 7,500,000 yuan ($1,173,985). Vaslink is a People’s Republic of China company engaged in the research, development, wholesale and retail of computer information technology, communications product, hardware and software in Guangzhou, People’s Republic of China.

Pursuant to the Agreement, the purchase price of Renminbi 7,500,000 yuan ($1,173,985) shall be paid in the Company’s common stock, valued at $1.21 per share. The transfer of all the equity and assets of Vaslink shall be completed within five days after the execution of this Agreement. The payment of the Company’s common stock shall be made within five business days after the completion of the procedures for the equity transfer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2011 and December 31, 2010, together with our results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report.
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

On May 5, 2011, we entered into a Share Exchange Agreement (“Exchange Agreement”) by and among SKYC, HongKong First Digital Holding Limited (“FDH”), and the shareholders of FDH (the “FDH Shareholders”). The closing of the transaction (the “Closing”) took place on May 5, 2011 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, we acquired all of the outstanding shares (the “Shares”) of FDH from the FDH Shareholders; and FDH Shareholders transferred and contributed all of their Shares to us. In exchange, we issued to the FDH Shareholders, their designees or assigns, an aggregate of 23,716,035 shares (the “Shares Component”) or 97.56% of the shares of common stock of the Company issued and outstanding after the Closing (the “Share Exchange”), at $0.20 per share. The parties understand and acknowledge that such exchange is based upon an acquisition value of FDH at $4,743,207, which is agreed and acceptable by all parties. The acquisition of FDH is treated as a reverse acquisition, and the business of FDH became the business of the Company.

SKYC is a mobile internet product and application service provider. We have retail and online e-commerce stores targeting the Chinese consumers. We design and manufacture mobile terminals under the Donxon/EMI brand which are sold through our retail stores and other outlets.

Recent Developments

Consumer acceptance of 3G and Smartphones continues to grow in Q3. We see growing demands of smartphone and associated accessories in our Tier 1 stores in Shenzhen.  For the third quarter of 2011, retail businesses in Tier 2 cities remain steady.  This reaffirms our development plan to tackle new generation of Smartphone consumers with next generation retail stores that focus on promoting a new life style with Smartphones.  We will continue to expand our network in Tier I cities that focuses on top selling models of Smartphones and accessories.  These stores will educate consumers on how to use new mobile terminals to fit their lifestyle.

The experience of new mobile terminals comes from mobile applications.  We are expanding and educating our frontline sales and support staff on mobile applications. This educated sales and support team will be the resident guru for our retail customers. To serve our growth in the new mobile terminal segment, we entered into an agreement to acquire Vaslink Technology Ltd on October 12, 2011.  This acquisition will enhance our technical capabilities in mobile applications in both corporate and retail segments.  We continue to search for merger and acquisition opportunities to expand our core business.

Results of Operations

SKYC is a mobile internet products and application service provider.  We operate retail stores under SKYC and Dasen Mobile Communications brands.  In September of 2011, we added 25 franchise stores in Guangdong Province. We plan to expand our retail network through franchises and self-operating stores.  We will focus on smartphones, smart pads and associated accessories.  We work closely with global leading smartphone suppliers to enhance our store design and staff training.
In preparation of the rapid expansion of our retail stores in major cities of China, we established a subsidiary, Xinyang City Donxon Mobile Communication Technology Company Limited (“Xinyang Donxon”), in Henan Province on August 1, 2011. Xinyang Donxon will serve as a logistic center and a customer service, training and manufacturing facility.

Our design and manufacturing business under the Donxon/EMI brand continues to grow steadily.  In spite of the global economic slowdown, revenue growth from our mobile handsets and portable projectors holds double digit growth.  We expect to end 2011 with a 15% revenue growth.

Results of operation for the three and nine months ended September30, 2011 compared with the three and six months ended September 30, 2010 (Unaudited)

The following tables set forth key components of our results of operations and key components of our revenue for the period indicated.  The discussion following the table is based on these results.

	For the Nine Months Ended September 30		For the three months ended September 30
	2011	2010	2011	2010
Sales	$38,066,707	24,628,445	$15,844,644	7,123,816
Cost of goods sold	(35,368,682)	(22,088,431)	(14,823,183)	(6,421,665)
Gross Profit	2,698,025	2,540,014	1,021,461	702,151

Commission and franchise income	90,541	-	55,084	-

Operating Expense
General and administrative expenses	(1,900,373)	(542,461)	(935,676)	(194,529)
Selling Expense	(307,734)	(276,743)	(68,575)	(89,261)
Total Operating Expenses	(2,208,107)	(819,204)	(1,004,251)	(283,790)

Operating income	580,459	1,720,810	72,294	418,360

Other income (expense):
Interest (expense) income, net	(42,896)	3,807	(45,114)	1,811
Total other income (expense)	(42,896)	3,807	(45,114)	1,811

Income before provision for income taxes	537,563	1,724,617	27,180	420,171

Provision for income taxes	(270,171)	(357,371)	(69,213)	(105,507)

Net income (loss)	267,392	1,367,246	(42,033)	314,664

Net Sales / Revenue:

For the three and nine months ended September 30, 2011, net sales increased by 122% and 55% to $15.8 million and $38 million respectively. Significant revenue growth is attributable to the expansion of retail store business and sales of leading smartphone models in our franchise network.  Revenue from handset manufacturing business showed sign of steady growth for the three months ended September 30, 2011.  We expect this momentum to continue, and the handset manufacturing business will be on track to delivery 15% year over year growth.

Gross profit:

Gross profit increased by 45.5% to $1.02 million and increased by 6.22% to $2.70 million for the three and nine months ended September 30, 2011, compared with the same periods in 2010. This increase was due to introduction of leading smartphones in our franchise network.  We expect to improve the gross margin as we open more self-operating stores. Q3 market conditions put pressure on handset manufacturing business. We lowered gross margin to improve revenue growth.

Operating Expense:

Operating expense for the three and nine months ended September 30, 2011 increased from $283,790 for the three month period in 2010 to $1,004,251 in 2011 and $819,204 for the nine month period  in 2010 to $2.2 million in 2011. The 254% and 170% increase were due to cost associated with the acquisition of Dasen, additional legal and audit expenses required in order to prepare for the reverse merger completed in May 2011 and comply with the SEC regulatory requirements as well as expenses related to digital stores operations integration into the Company. We anticipate improvements in operating expense to revenue ratio as retail business expansion completes in the next 2 years.

Net Income:

Net Income prior to allocation of amounts attributable to non-controlling interests for the three months ended September 30, 2011 is net loss $42,033 compared with net income of $ 314,664 for the three months ended September 30, 2010 and net income of $267,392 for the nine months ended September 30, 2011 as compared with $1,367,246 during same period in 2010. Net income decreased by 113.4% and 80.4%, respectively due to significant increase in general and administrative expense with listed company structure, added level of management, legal and finance staffing to support development and reporting requirements.

LIQUIDITY AND CAPITAL RESOURCES

The following table provides certain selected balance sheets comparisons between the nine months ended September 30, 2011 and year ended December 31, 2010:

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$8,463,311	$38,216
Restricted cash	3,913,282	-
Accounts receivable	3,670,505	5,473,803
Inventories	2,732,041	859,476
Trade deposit	95,690	589,312
Prepaid expense - current	126,922	31,427
Other receivables	285,625	18,236
Deferred tax assets	32,813	-
Total Current Assets	19,320,189	7,010,470

Property and equipment, net	461,773	93,130
Security deposits and other assets	69,020	-
Intangible assets, net	114,673	-
Prepaid expenses - non current	160,966	-
Goodwill	95,902	-
Total Non-current Assets	902,334	93,130

Total Assets	$20,222,523	$7,103,600

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$5,681,082	$1,876,330
Advance from customers	33,478	-
Accrued expenses and other payables	652,156	270,009
Short-term bank loan	3,913,281	-
Loans from shareholder	4,685,570	-
Income tax payable	62,161	214,054
Total Current Liabilities	15,027,728	2,360,393

Deferred tax liabilities - non-current	49,479	-
Deferred rent	43,156	-
Total Liabilities	$15,120,363	$2,360,393

Liquidity:

As of September 30, 2011, our balance of cash and cash equivalents was $8,463,311, compared to $38,216 as of December 31, 2010. These funds were deposited in financial institutions located in China. The increase of our cash in Q3 of 2011 was due to capital requirement to establish Xinyang Donxon in Henan Province and, preparation to expand the number of stores in Tier I cities. The additional cash was raised through shareholder loans and short-term bank loans. The loans are shown as restricted cash for acceptance notes and not part of increase. Historically, funds received have been expended in the furtherance of growing the business, establishing brand portfolios and used for dividend repayments and the repayment of loans payable. The Company currently generates its cash flow through operations which it believes will be sufficient to sustain current level operations for at least the next twelve months.

Capital Resources:

Current assets as of September 30, 2011 totaled $19,320,189 an increase of 175.6% compared with December 31, 2010. This increase is primarily due to the establishment of Xinyang Donxon and taking up short term loans from shareholders and financial institution.

Current liabilities as of Sep 30, 2011 totaled $15,027,728, reflecting an increase of 537% from $2,360,393 as of December 31, 2010 balance.  This increase is primarily due to short term loans from shareholders and financial institution as well as our increased account payable.

Discussion of Cash Flow

Comparison of cash flow results for nine months ended September 30, 2011 and 2010 is summarized as follows:

	Nine Months Ended Sep 30
	2011	2010
Net cash provided by (used in) operating Activities	$1,399,119	$934,638
Net cash used in Investing Activities	(8,156,625)	(108,479)
Net cash provided by (used in) Financing Activities	4,303,595	(1,150,040)
Effect of exchange rate changes on cash	123,349	35,943
Change in cash during the period	$8,425,095	$(287,938)

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2011 was $1,399,119 which consisted of our net income of $267,392, offset by net changes in operating asset and liabilities, including an increase in restricted cash of $3,853,030,  a decrease in accounts receivable of $2,274,200, an increase in inventory of $1,258,740, a decrease in trade deposits of $ 787,378 and net increase in accounts payable of $3,577,784.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $1,253,998, compared with $108,479 for the nine months ended September 30, 2010. The increase is attributable to the completion of acquisition of Dasen on April 7, 2011, and the construction of new office facility to combine offices in Shenzhen.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $8,156,625, including $4,478,606 loans from stockholders and  related party and short team bank loan of $3,853,030 which is restricted.

Net cash used in financing activities  for the nine months ended September 30, 2010 was $1,150,040, including loan repayments to stockholders as well as unrelated parties.

Critical Accounting Policies

Accounts Receivable

Accounts receivable are recognized and carried at original invoice amounts less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. Historically, the Company has not recorded any allowances as all such amounts are deemed collectible.  Accordingly, the Company didn’t record any allowance for doubtful accounts as of September 30, 2011 and December 31, 2010.

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

Trade Deposit

Advance payments for purchases of raw materials are included in “Trade Deposit” and represent cash deposits paid to vendors for future purchases. The Company is required to make advance payments to certain suppliers. Advance payments are unsecured and non-interest bearing.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of September 30, 2011 and December 31, 2010, there was no impairment of long-lived assets.

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

In conjunction the acquisition of Shenzhen Dashen on April 7, 2011, the Company capitalized $107,281 of identifiable intangible assets. The identifiable intangible assets consist primarily of trade name and customer relationships. Trade name and customer relationship is to be amortized over 15 years, their estimated useful life.

The Company recorded amortization expenses for intangible assets of $4,039 and $2,104 for the nine and three months ended September 30, 2011.

Goodwill and Indefinite-Lived Intangible Assets

The Company tests goodwill for impairment annually by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units. Additionally, the Company may perform tests between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and could significantly adversely affect net income and earnings per share. Shenzhen Dasen is the only reporting unit that carries goodwill subject to impairment test. Shenzhen Dasen was acquired by the Company on April 7, 2011. No impairment indicators occurred subsequent to the acquisition.

Revenue Recognition

Effective April 7, 2011, the Company had two types of revenue streams from its two lines of businesses, namely (i) design, manufacturing and sale of mobile phones and digital products (Donxon), (ii) retailing stores (Shenzhen Dasen).

The Company records revenues when all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists. The Company generally relies upon sales contracts or agreements, and customer purchase orders, to determine the existence of an arrangement;

●	Sales price is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment;

●
Delivery has occurred. The Company uses shipping terms and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. The Company’s customary shipping terms are FOB destination point;

●
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

Income from franchise stores

The Company entered into agreement with multiple independently owned retailing stores throughout Guangdong province, PRC in the third quarter of this year. According to the agreement entered into by the both parties, the Company is entitled to a management fee from these franchise stores. The management fee will be a fixed fee each month and a variable management fee based on audited net income of each store. The company recognizes fixed management fee each month. The Company will book variable management fee income based on estimated net income, if any, of each store.

The Company’s revenue is principally derived from sale of mobile phone and digital products to wholesalers and retail stores in the PRC.

The Company provides one-year warranty to its customers that its products will meet the functionality standards agreed to in each sales arrangement. The Company expenses all warranty expenses at the earlier of the time their existence is known or as expenses incurred. For the nine months ended September 30, 2011 and 2010, warranty expenses have been minimal and no warranty reserve was considered necessary. The Company believes the existence of the product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply FASB ASC Topic 605-25 separation and allocation model for a multiple deliverable arrangement. FASB ASC Topic 450 specifically addresses the accounting for standard warranties and neither SAB 104 nor FASB ASC Topic 605-25 supersedes FASB ASC Topic 450.

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

Statutory Reserves

Pursuant to the applicable laws in the PRC, Donxon makes appropriations to two non-distributable reserve funds, the statutory surplus reserve and the statutory public welfare reserve.  The appropriations are based on after-tax net earnings as determined in accordance with the PRC generally accepted accounting principles, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve is based on an amount at least equal to 10% of after-tax net earnings until the reserve is equal to 50% of the entity's registered capital. Donxon’s registered capital is $4,113,555 as of September 30, 2011.  Appropriation to the statutory public welfare fund is based on 5% to 10% of after-tax net earnings and is not mandatory. The statutory public welfare reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable, other than in liquidation.

Donxon does not make appropriations to the discretionary surplus reserve fund.  As of September 30, 2011 and December 31, 2010, Donxon had appropriated $310,652 and $228,458 statutory surplus reserve fund, respectively.

Shenzhen Dasen did not make appropriations to the statutory surplus reserve fund as of September 30, 2011 due to operating losses incurred in the prior periods.

Recent Account Pronouncements

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

In December 2010, the FASB issued an update which addresses the disclosure of supplementary pro forma information for business combinations. The update requires public entities to disclose pro forma information for business combinations that occurred in the current reporting period, including revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has adopted this update and applied the disclosure requirements in connection with the acquisition of Shenzhen Dasen (See Note 12).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our principal executive and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, these disclosure controls and procedures were not effective.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by our management as of September 30, 2011, are described below:

•	We did not design, implement, or maintain effective entity-level controls related to our control environment, resulting in the following significant control deficiencies:

o	The Code of Business Conduct and Ethics, which was specifically designed for public company applicability, has yet to be formally acknowledged by members of management and the finance department.

o
There is an absence of independence and financial expertise on the Board of Directors, and we do not have an Audit Committee or a formalized internal audit function, limiting its ability to provide effective oversight of our management.

•	We used pre-merger finance structure which required certain manual review procedures before consolidated financial statement can be completed and left the management limited time to review.

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

10.2	Interest Transfer Agreement between Yinyan Guan and Qingguo Zeng dated April 7, 2011 (attached as an exhibit to our current report on Form 8-K filed on May 6, 2011).
10.3	Supplemental Agreement between Yinyan Guan and Qingguo Zeng dated April 8, 2011 (attached as an exhibit to our current report on Form 8-K filed on May 6, 2011).
10.4	Consulting Agreement between. Shenzhen Xing Tian Kong Digital Co., Ltd. and Yinyan Guan dated April 8, 2011 (attached as an exhibit to our current report on Form 8-K filed on May 6, 2011).
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Nominating Committee Charter (attached as an exhibit to our annual report on Form 10-KSB, filed on November 14, 2007)
EX-101.INS*	XBRL INSTANCE DOCUMENT
EX-101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB*	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY DIGITAL SOTRES CORP.

Dated: November 21, 2011	By:	/s/ Lin Xiangfeng
Lin Xiangfeng
Chief Executive Officer and Chairman
(Chief Executive Officer)

	By:	/s/ Johnny C.W. Chan
Johnny C.W. Chan
Chief Financial Officer
(Principal Financial Officer)