Form 10-K
period 2011-12-31
SKY DIGITAL STORES CORP.
filed 2012-03-30
CIK 1375483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

Commission file number:  000-52293

SKY DIGITAL STORES CORP.
(Exact name of registrant as specified in its charter)

Nevada	83-0463005
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

8/F, South Block, Yuan Xing Technology Building,
1 Song Ping Shan Road, High-tech Park,
Nanshan District, Shenzhen, P.R.C.
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 86 755 82718088

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes                       ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒Yes ☐No

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
☒Yes     ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes      ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐Yes                                 ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  June 30, 2011 was approximately $38,232,425 (15,292,970 shares of common stock held by non-affiliates)  based upon closing price of the common stock of $2.50 as quoted by OTC Bulletin Board on June 30, 2011.

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
☐Yes ☐No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 27, 2012, there are 25,554,320 shares of common stock, par value $0.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases.    We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-K or the date of documents incorporated by reference herein that include forward-looking statements.

Item 1.                                Business

History

On May 5, 2011, SKY Digital Store Corp, formerly known as Yellowcake Mining, Inc. (the “Company”, “we” or “SKYC”), completed the acquisition of HongKong First Digital Holding Limited (“FDH”), a company that is in the business of designing, manufacturing and selling of mobile communication and digital products, by means of a share exchange.

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

Mr. Lin Xiangfeng planned, organized and executed the Share Exchange. Prior to the Share Exchange, Mr. Lin Xiangfeng was the largest shareholder and sole officer of FDH. He was also the CEO of SKYC but did not own any shares of the Company. The parties involved in the Share Exchange Agreement are SKYC, FDH and all FDH Shareholders. Mr. Lin Jinshui, an FDH Shareholder, is the father of Mr. Lin Xiangfeng and Mr. Lin Xiuzi, an FDH Shareholder, is the brother of Mr. Lin Xiangfeng. Except as otherwise disclosed above, there are no other relationships between and among the Company, our former principal stockholder, or Ms. Xiuhong Tian, FDH and the FDH Shareholders. Other than Mr. Lin Xiangfeng, no third party played a substantial role in the agreement. There were no promoters in the Share Exchange.

Prior to the signing of the Share Exchange Agreement, Mr. Lin Xiangfeng was the largest shareholder of FDH. After the Share Exchange, he now holds 26.65% shares of SKYC and is the largest shareholder of SKYC. The Share Exchange Agreement was one of the steps to set up the structure of the Company. After the Share Exchange, SKYC controls all the subsidiaries of FDH in mainland China through FDH and the administration, organization, management teams and operation models of all the subsidiaries in mainland China remain unchanged.

FDH owns (i) 100% of the issued and outstanding capital stock of Shenzhen Dong Sen Mobile Communication Technology Co., Ltd (also known and do business as Shenzhen Donxon Mobile Communication Technology Co., Ltd, “Donxon”), a company organized under the laws of the People’s Republic of China (“China” or the “PRC”); and (ii) 100% of the issued and outstanding capital stock of Shenzhen Xing Tian Kong Digital Company Limited (“XTK”), a PRC company. XTK is the holder of 100% of the issued and outstanding capital stock of Shenzhen Da Sheng Communication Technology Company Limited (also known and do business as Shenzhen Dasen Communication Technology Company Limited, “Dasen”), a PRC company. Dasen is the holder of 70% of the issued and outstanding capital stock of Foshan Da Sheng Communication Chain Service Company Limited (also known and do business as Foshan Dasen Communication Chain Service Co. Ltd, “FDSC”), a PRC company. Pursuant to the Exchange Agreement, FDH became a wholly-owned subsidiary of the Company, and the Company will own 100% of Donxon, 100% of XKT, 100% of Dasen and 70% of FDSC indirectly through FDH.

Corporate Structure

FDH’s organizational structure was developed to permit the infusion of foreign capital under the laws of the PRC and to maintain an efficient tax structure, as well as to foster internal organizational efficiencies. FDH was established on September 30, 2010 in Hong Kong. FDH entered into a share exchange agreement with the shareholders of Donxon on November 3, 2010, and as a result of the transaction, Donxon became a wholly-owned subsidiary of FDH. XTK was established by FDH on February 28, 2011 in Shenzhen, PRC. XTK completed a 100% ownership acquisition transaction with Dasen on April 7, 2011 and has an indirect interest ownership of 70% of FDSC through Dasen. Dasen was established on November 26, 2007 in Shenzhen, PRC. FDSC was established on January 19, 2007 in Foshan, PRC. 70% interest ownership of FDSC was acquired by Dasen on January 7, 2008. On August 1, 2011, Shenzhen Donxon Mobile Communications Technologies Company Ltd. (“Donxon”), a wholly owned subsidiary of Sky Digital Stores Corp. (The “Company”) incorporated a subsidiary, Xinyang City Donxon Mobile Communication Technology Company Limited, in Henan Province (“Xinyang Donxon”). Xinyang Donxon is setup as a logistic center, manufacturing facility, customer service and training center for the Company. On October 12, 2011, Donxon entered into an acquisition agreement (the “Agreement”) with Vaslink Technology Ltd. (“Vaslink”) and the sole shareholder of Vaslink to acquire Vaslink in consideration for Renminbi 7,500,000 yuan (approximately $1,179,245). Vaslink is a company incorporated in the People’s Republic of China and engaged in the research, development, wholesale and retail of computer information technology, communications product, hardware and software in Guangzhou, People’s Republic of China. On March 12, 2012, XTK established Shenzhen Sky Digital Technology Company Ltd. (“SZSKY”) with two unrelated parties. SZSKY is setup to expand authorized reseller network under Sky Digital Stores brand throughout China. XTK has 60% ownership of SZSKY.

The Company’s organization structure post-Share Exchange is summarized in the figure below:

The Company is structured in its current format so that it will not be subject to governmental approval in PRC. Pursuant to the Provision on the Takeover of Domestic Enterprises by Foreign Investors (hereinafter referred to as “No. Ten Provision”) jointly released by Chinese Ministry of Commerce (“MOFCOM”), China Securities Regulatory Commission (“SRC”) and several other government agencies, certain takeovers of domestic companies by foreign companies are subject to the approval of the MOFCOM and certain overseas listings are subject to the approval of the SRC. The structure of FDH controlling Donxon and XTK was established in its current way so that the acquisition of Donxon and the establishment of XTK would not be subject to the approval of MOFCON and SRC under the No. Ten Provision.

Under Article 16 of Regulations on Exchange Control of the People’s Republic of China, the FDH Shareholders, Donxon and XTK are required to register with the exchange control agencies with jurisdiction. They have submitted the relevant registration materials to Shenzhen Administration of Exchange Control for review. After the registration, foreign investment can be infused into the domestic entities lawfully.

The current structure of the Company reduces tax. Pursuant to the Arrangement on the Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income between the Mainland of China and Hong Kong Special Administrative Region, Hong Kong enterprises are only subject to a corporate income tax which equals to 5% of dividend income from mainland, instead of 25% for all other non-domestic enterprises.

Applicable Laws and Regulations in the PRC:

The following legal rules apply to wholly foreign-owned enterprise: The Company Law of the People's Republic of China, Law of the People’s Republic of China on Foreign-owned Enterprises, Rules of the Implementation of Law of the People’s Republic of China on Foreign-owned Enterprises, Interim Measures for the Administration of Examining and Approving Foreign Investment Projects, and Catalogue of Encouraged Foreign Investment Industries.

According to Catalogue of Encouraged Foreign Investment Industries, Donxon is categorized in the industry of mobile communication terminal equipment, which is an encouraged industry. The applicable rules have no negative impact on the establishment and operation of the Company and its subsidiaries.

Donxon and Vaslink:

Donxon is a company committed to design, production and sales of mobile communication and digital products. Donxon has acquired Network Access Licenses from the Ministry of Industry and Information Technology in all available telecommunication standards, including GSM, CDMA, TD-SCDMA, EVDO, and WCDMA. The main products of Donxon currently include CDMA phones, 3rd Generation (hereinafter ‘3G’) phones, and projectors. New products which include large screen smartphones are scheduled to be launched into market between mid and late year 2012. Its network of sales and after sales services extends to every province in the nation.

Donxon was established on April 9, 2003 and entered into the telecommunication market and related fields by establishing regional dealerships with certain international brands such as TCL, Philips and Capitel. In 2008, Donxon acquired Network Access Licenses for mobile phones in all available standards, including GSM, CDMA, TD-SCDMA, EVDO, and WCDMA from the Ministry of Industry and Information Technology, and started mobile phone design, production and sales. In 2009,  design and produced a total of 21 models of mobile that passed government inspections. Starting from Year 2010, Donxon has begun producing its own line of mobile phones under its own brand names “Donxon” and “EMI”.  Donxon owns one trademark rights currently, which is “Donxon”.

Donxon has developed its comprehensive management system in design, production and sales. Donxon’s design department has its own proprietary development capabilities to launch 30 new mobile phone products each year. With a strong capability in manufacturing and successful sales channels and independent product design as its core strength, Donxon believes that it is on the right track and stage to develop products that appeal to the market.

Donxon’s registered and headquarter Shenzhen office address is 8/F, South Block, Resources, Tech Building, 1 Song Ping Shan Road, High-tech Industrial Park, Nanshan District, Shenzhen, China 517057.  Donxon has also set up a branch office in Beijing, and the address is Suite #1609-1610, 16th Floor, Jin Yu Da Sha, Xi Da Jie Jia # 129, Xuanwu Men, Xi Cheng Qu, Beijing, China 100031. Donxon’s Shenzhen factory is located at Floor 6, Block C5, Fuyuan Industrial Zone, No. 111 Zhoushi Lu, Xixiang Jie Dao, Bao’an Qu, Shenzhen, China 518033. The Shenzhen factory, which has easy access to main highways. Donxon is in the process of establishing production facility in Xinyang city, Henan Province.

Donxon has acquired certain International Standard certifications, such as ISO9001:2000 Quality Management System, ISO14001:2004 Environmental Management System, and GB/T28001:2001 Occupational Health and Safety Management System. The annual production capacity of Donxon is 2.5 million unit

With the growing demand for new generation of mobile devices, Donxon continue to innovate while maintaining sales in existing products (such as GSM phones and CDMA phones through its channels). Donxon gathers input on consumer demands from the market and the distribution channels of the 3 major carriers: China Telecom, China Mobile and China Unicom . Donxon worked with design houses and solution vendors to tailor products to meet the specified technical requirements of each major carrier. Donxon continues to search for business opportunities in China and the international markets.

Donxon will market Donxon brand product model for international markets.  Our primary targets are developing countries in South Asia, Middle East and Eastern Europe, where customers are more likely to buy affordable quality products.

Donxon acquired Vaslink in October 2011.  Vaslink primarily focused in mobile applications research and development. Their main product is group communications based on Push-To-Talk technology.  Donxon will absorb Vaslink into the organization as research and development arm with focus on embed mobile applications for Donxon mobile as well as mobile applications to be distribute via Sky Digital Stores network.

Main Products and Product Positioning

1. Specifications, Functions and Patents of Main Product Series

a) CDMA1X, EVDO mobile phones are customized strictly according to China Telecom’s customization requirements, supporting all applications required by China Telecom. They have passed the tests held by Guangzhou Research Institute of China Telecom Co., Ltd. and are listed in the customization product lines of China Telecom.
b) CDMA1X M808, D1, M88 mobile phones have obtained Network Access Licenses from the Ministry of Industry and Information Technology, participating in the first bid organized by China Telecom.

c) EVDO 3G mobile phone products, including E189, E289, E389, E153, and E180 have obtained Network Access Licenses from the Ministry of Industry and Information Technology, and E189 is the first launched EVDO mobile phone model that is priced above RMB 1,000 by China Telecom.

d) TD-SCDMA 3G mobile phones developed and produced by Donxon are customized strictly according to China Mobile’s customization requirements, supporting all applications required by China Mobile. They have passed the tests held by Research Institute of China Mobile, and are listed in the customization product lines of China Mobile. TD-SCDMA products, including D66, and D108 have obtained Network Access Licenses from the Ministry of Industry and Information Technology, and D66 have obtained a good grade from Research Institute of China Mobile.

e) Donxon has obtained four chip-set licenses for design and development, which are a) Chip-set License of CDMA2000 2G CBP5.0, CBP5.1, CBP5.5, and CBP5.6 by VIA Technologies; b) Chip-set License of CDMA2000 3G CBP7.0, CBP7.1 by VIA Technologies; c) Chip-set License of GSM SC6600L, SC6600LS by Spreadtrum Communications; and d) Chip-set License of TD-SCDMA SC8800H by Spreadtrum Communications.

2. Product Positioning

a) Customized mobile phone supplier for China Telecom: CDMA single mode and GSM/CDMA dual mode mobile phones, 2G and 3G Smartphones made by Donxon are customized according to China Telecom’s customization requirements, supporting all applications required by China Telecom. They have passed the tests held by Guangzhou Research Institute of China Telecom Co., Ltd. and listed in the customization product lines of China Telecom.

b) CDMA mobile phone mass marketer: Donxon plans to produce CDMA single mode and GSM/CDMA dual mode mobile phones and 2G and 3G Smartphones to cover the low, middle, and high end markets.

c) Customized mobile phone supplier for China Mobile: TD-SCDMA 3G mobile phones developed and produced by Donxon are customized according to China Mobile’s customization requirements, supporting all applications required by China Mobile. They have passed tests held by Research Institute of China Mobile, and listed in customization product lines of China Mobile.

d) GSM mobile phone mass marketer: Donxon plans to produce TD-SCDMA mobile phones to cover the low, middle, and high end markets. Donxon has a reasonable price system for its products. The average price range of its phones is from RMB 500 to RMB 900. Products with low margins account for the most sales revenues but products with high margins are in short supply, which shows that Donxon has enormous room for growth.

3. New Products

We notice there is increasing demand for large screen smartphones with touch screen and fast Internet access.  The high end market is already dominated by Global smartphone brands.  There is a gap at the affordable (RMB900 ~ RMB1,500) mass market space.  This is a price sensitive segment that consumers attracted by product that is feature rich at affordable price.  Donxon will launch 2 new models X9000 and K9000 with 4 inches and 5 inches screen target at this segment.  We will bundle mobile applications develop by recently acquired Vaslink unit to expand our presence in Mobile Applications market.

Application Process of Network Access Licenses

The Company obtains network access license from China Ministry of Industry and Information Technology based on the network access procedure rules in the second chapter of Measures for the Administration of Telecommunication Equipment. The applicant for the network access of telecommunication equipment must submit (1) an application form for telecommunication equipment network access, (2) the Corporation business license, (3) description of business, (4) quality certificate or examine report, (5) telecommunication equipment introduction, (6) inspection report or product certificate. If the manufacturer is applying for network access of radio transmission equipment, it is required to provide the “Radio Transmission Equipment Type Approval Certificate” issued by Ministry of Information Industry. If the manufacturer is apply for radio communication equipment, internetwork equipment or any new products, it is required to provide the complete technical proposals and testing reports of such products.

Within 60 days after the agency has received the application materials, the Telecommunication Administration of Ministry of Information Industry will approve the application or notify the applicant in writing.

If the applicant has obtained a quality certificate, it can choose the samples for inspection. If the manufacturing enterprise has not obtained a quality system certificate, the samples for inspection should be chosen according to the measures of Principal Communication Administration. The quality system inspection will be implemented by the authorized quality system inspection organization of the Ministry of Information Industry.

Radio communication equipment, internetwork equipment and any new product which apply for network access will be tested for at least three month in the telecom network in mainland China or in the simulated experiment network specified by Ministry of Information Industry. The testing unit will issue a testing report.

The Telecommunication Administration of Ministry of Information Industry will arrange experts to appraise the whole technical proposal, testing report and inspection report. Based on the experts’ appraisal opinion, if eligible, the enterprise can be credited with network license.

Raw Materials and Suppliers

Printed Circuit Board Assembly (PCBA), LCD screen, camera, T-Flash memory card, electronic materials, shell materials, packaging materials, and other basic components are our main raw materials in the production of mobile communication and digital products. Donxon purchases all of its raw materials and component parts from a variety of sources, none of which is believed to be a dominant supplier. Alternative sources of supply are to be available to Donxon.  Our top raw material suppliers are listed as below:

Top Major Suppliers in 2011

Suppliers/ Materials	Percentage
Simware Telecom Co., Ltd. Guangzhou / PCBA	16.57%
Zhejiang Tianya Communication Technology Co., Ltd./ C3050	13.71%
Hangzhou Tian Industrial Co., Ltd./ X20	13.63%
Henan, China Postel Mobile Communications Equipment Co., Ltd./ C228	13.47%
Zhejiang Wangyuda Trading Co., Ltd./ C919	13.03%

Top Major Suppliers in 2010

Suppliers/ Materials	Percentage
Shenzhen Wefly Technology Co., Ltd./ PCBA	23.94%
Simware Telecom Co., Ltd. Guangzhou/ PCBA	18.00%
Shenzhen Concox Information Technology Co., Ltd./ PCBA and projector components	15.34%
Shenzhen Dijing Shi Ye Co., Ltd./ LCD screen	4.66%
Shenzhen Xin Zhi Ji Digital Co., Ltd./ T-Flash memory card	4.60%

Marketing/Sales Strategies and Customers

Sales breakdown: The sales of our mobile communication products accounted for 99.44% and the sales of projectors accounted for 0.56% of total Donxon sales in our fiscal year ended December 31, 2011. The sales of mobile communication products accounted for 93.85% and the sales of projectors accounted for 6.15% of the total sales in our fiscal years ended December 31, 2010.

Donxon’s marketing campaign primarily focus on trade Shows and Exhibitions.

Five Major Customers in 2011

Customers	Percentage
Xiamen Yi Jian Ltd.	39.71%
Beijing Dragon Oriental International Information Technology Co., Ltd.	12.45%
China National Building Material Investment Co., Ltd.	12.35%
Shenzhen Sunshine Industrial Trading Co., Ltd.	8.65%
Shenyang Bafang Lapda Electronic Co., Ltd.	6.93%

Top Five Customers in 2010

Customers	Percentage
Shenzhen Hong Run Da Digital Technology Co., Ltd.	8.64%
Fujian Nan Kai Dian Zi Ji Shu Kai Fa Co., Ltd.	7.61%
Shenyang Ba Fang Li Da Electronics Co., Ltd.	7.33%
Shenzhen Yang Guang Xing Ye Trade Co., Ltd.	6.10%
Shenzhen Shijitianyuan Communication Technology Co., Ltd.	5.87%

Market Shares and Competitors

Donxon sold 965,815 unit of mobile handset in 2011 that 0.54% of 177M GSM+CDMA 2011 market capacity estimated by Sino Market Research Ltd.  Donxon has a lot of room to grow without attracting much attention from other market players.  Our strength continues to be quality product at affordable prices. We intend to leverage our expanding digital stores network to grow our market share.

Business Model

Donxon’s goal is to become a competitive leader in the development and manufacturing of consumer digital and mobile communication products. We will try to achieve this goal through our development strategies and business model:

1. Management Strength

Donxon has an efficient management team equipped with comprehensive sector knowledge. Most of the team members hold bachelor’s degrees or higher, and one half of them hold master’s degrees. 40% of the management team has years of management experience with Chinese listed companies. Hence the management is more efficient and this is the core competitiveness of Donxon.

2. Quality Strength

The Donxon team has extensive industry knowledge and quality control experience. After years of operation, it has accumulated experiences and data in field control and technical management. Donxon’s product has earned confidence from many major clients.

3. Efficiency Strength

Donxon has a clear corporate governance structure. Major shareholders participate in the operation of Donxon. Anticipating customer demands and responding to the market, the management team has full decision making authority and responds to market conditions efficiently.

4. Cost Strength

Cost control remains one of the most important management tasks of Donxon and the cost control concept is shared by all Donxon employees. By scientific and detailed management in technical development, technical improvement, procurement, process optimization, inventory management, sales and overall cost management, Donxon is able to operate at low cost and high efficiency to produce more competitive products.

5. Technology Strength

5.1 Technology development

In order to improve product competitiveness, Donxon commits to the design and development of mobile phone technologies.
a. Design and development of main 3G (EVDO, TD-SCDMA) mobile phone products;
b. Design and development of new products, such as projector mobile phones;
c. Design and development of more different categories of mobile phone products, in which mobile phones are going smart and multimedia as multi-touch smartphones are gaining popularity, the gap between mobile phone and the internet are getting narrower.
d. Design and development of user friendly interface, which is key factor to improve mobile internet user experience.
e. Integration of various functions under costs control, in which traditional functions of mobile phone will be fully utilized. The hardware design develops toward multi-modes, intelligent, and opened platform, and integrates with high storage, high performance processor, high memory, high resolution touch screen, battery longevity and high resolution camera.
f. Integrates elements of ultra-thin, full touch wide screen, narrow edge LCD design, to improve user vision/sensual experiences.

5.2 Product Design and Development Strategy

a. To search for an overseas strategic alliance and import advanced technology from all over the world;
b. Collaborating with Chinese domestic universities, link up design and development with production;
c. Co-found design and development center with Shenzhen Government.

5.3 Donxon’s Product Design and Development Flow

1.           Direct Sales team collects data on consumer demands and reports such demands to product managers;
2.           Technical team monitors technology trends and emerging components;
3.           Product managers work with design houses, sales team and technical team to finalize product designs;
4.           After internal approval, the new products go through appearance design flow, prototyping, trial production process, with focus on technical review and quality assurance; and
5.           Each product has to go through trial production processes, reliability test, China CTA test and manufacture process review before release for production and sales.

Environmental Protection

Compliance with national, provincial or local rules and regulations on the discharge of materials into the environment, or otherwise relating to the protection of the environment have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of Donxon. The Company uses and generates certain substances and wastes that can be regulated or may be deemed hazardous under certain national, provincial or local regulations with respect to the environment. However, there is currently no cost generated in compliance with the current environment laws in the PRC.

XTK and its subsidiaries, Dasen and FDSC:

XTK was established by FDH on February 28, 2011 in Shenzhen, PRC. It was a newly established management company set to focus on the management and future merger or acquisition of franchisee chain stores that sell mobile communication and digital products and provide after-sales services. XTK completed a 100% ownership acquisition transaction with Dasen on April 7, 2011 and has an indirect interest ownership of 70% of FDSC through Dasen. The remaining 30% ownership of the shares of FDSC are held by two PRC citizens. Guan Yinyan holds 20% while Guan Yujian holds 10%. Guan Yinyan was the CEO and Chairman of Dasen. He resigned from all executive and director positions from Dasen on April 7, 2011. Dasen was established on November 26, 2007 in Shenzhen, PRC. FDSC was established on January 19, 2007 in Foshan, PRC. A 70% interest ownership of FDSC was acquired by Dasen on January 7, 2008. Except as otherwise disclosed herein or incorporated herein by reference, there have been no bankruptcy and no other reclassification, merger or purchase or sale of assets from XTK and its subsidiaries.

XTK is established as a management and holding company. Its operating subsidiaries, Dasen and FDSC, engage in the retail business of selling mobile communication products and accessories in PRC. Dasen and FDSC operate the retailing business through chain stores located within Guangdong Province. They offer customers a broad selection of mobile phones from international brands such as Nokia, Motorola, Samsung, Sony Ericsson, LG, HTC to PRC domestic brands such as Lenovo, OPPO, Gionee and others. XTK, Dasen and FDSC do not own any patents or trademarks.

XTK, Dasen and FDSC did not spend any funds during the last two years on design and development as they are only engaging in retailing business and not manufacturing. XTK, Dasen and FDSC’s retailing business does not require them to comply with any local or national environment laws currently.

XTK and Dasen’s registered Shenzhen office address is 4108/F, South Block, Resources, Tech Building, 1 Song Ping Shan Road, High-tech Industrial Park, Nanshan District, Shenzhen, China 517057.   FDSC’s registered Foshan office address is Dong A Qu, #2-3, Huang Qi Business Central, Nan Hai Qu, Foshan, China 528248. FDSC’s

XTK, Dasen and FDSC has a total of 167 employees and they are all full time employees.

Suppliers and Materials

Dasen’s 2011 Top Suppliers and Materials supplied:

Supplier	Material Supplied	Percentage
Shenzhen Tianyin Communications Development Co. Ltd.	Mobile Phones	75.74%
Guangzhou Yingshun Communications TechnologyCompany Limited	Mobile Phones	12.34%
Guangzhou Wu Zhong Jin Shu Company Limited	Mobile Phones	7.63%
Guangzhou Yong Ji Electronics Technology Company Limited	Mobile Phones	2.85%
Guangzhou Chi Yu Trading Company Limited	Mobile Phones	0.39%

Dasen’s 2010 Top Suppliers and Materials supplied:

Supplier	Material Supplied	Percentage
Guangzhou Yong Ji Electronics Technology Company Limited	Mobile Phones	54%
Guangzhou Wu Zhong Jin Shu Company Limited	Mobile Phones	29%
Guangzhou Hai Tuo Information Technology Company Limited	Mobile Phones	3%
Shenzhen You Li Tong Electronics Company Limited	Mobile Phones	3%
Guangzhou Duo Mao Tong Technology Company Limited	Mobile Phones	3%

XTK does not have any supplier.

Customers and Product Positioning

Dasen’s 2011 Top Customers and Percentage:

Customers	Products Sold	Percentage
Foshan Da Sheng Communication Chain Service Company Limited	Mobile Phones	19.2%
Shenzhen Sing Xin Yu Trading Co. Ltd.	Mobile Phones	14.28%
Shenzhen Yu Lin Technology Co. Ltd.	Mobile Phones	7.72%
Shenzhen Li Tuo Sze Te Electronic Technology Co. Ltd.	Mobile Phones	7.46%
Shenzhen Jin Xin Yuan Bo Trading Co. Ltd.	Mobile Phones	5.82%

FDSC’s 2011 Top Customers and Percentage:

Customers	Products Sold	Percentage
Foshan Nan Hai Li Sui Ji Sen Bo Communication Product Store	Mobile Phones	16.98%
Foshan Nan Hai Yan Bu Ji Sen Communication Products Store	Mobile Phones	15.16%
Foshan Nan Hai Dan Zao Cheng Fei Communication Product Store	Mobile Phones	13.08%
Conghua Jie Kou Yan Guo Communication Product - Operating Store	Mobile Phones	6.43%
Conghua Jie Kou Dasen Mobile Store	Mobile Phones	6.21%

The positioning of our products is also mainly focused on middle-level products, with lower price compared to high-end products. Moderately priced products are easier to be accepted by consumers in smaller markets. We will also utilize our resources and network to sell our Donxon brand products. We will also focus on providing consumers with a superior shopping experience through our highly trained sales staff and a broad selection of mobile devices, accessories, data storage products, and after-sales services. We believe a one-stop shop approach is the key factor that differentiates our offering from our competitors. Our knowledgeable staff utilizes a consultative and informative sales approach targeting consumers that are keen to the hands-on experimentations of new mobile technologies or other digital products before making a purchase decision.

Business Model

XTK and its subsidiaries’ business model is to develop a network of digital products and mobile phone retail chains in third and fourth-tier cities throughout China. Third and fourth-tier cities are less developed and less populated compared to first and second-tier cities. Customers in these areas typically are attracted to value for money products.  We intend to position Donxon and other local brand for this market segment.  First-tier cities such as Beijing, Shanghai and Guangzhou are cities that are more developed and more populated with a higher average salary. The market within first and second- tier cities is extremely competitive and the cost of business operation is also higher compared to third and fourth-tier cities. This market segment has high demand for leading global brand of smartphone and products.  We opened a concept stores under the Sky Digital Stores brand in July 2011 in Shenzhen tier I retail area. The store served as a reference model for our future development in stores business for the affluent market segment.

We intend to aggressively expand stores network in both segment through franchise and authorized resellers under Sky Digital Brand. Xinyang Donxon is established to support this expansion and SZSKY is setup to expand the reseller store network.

Business Strategies

XTK and its subsidiaries’ goal is to become a dominant specialty retailer for consumer digital and mobile communication products and services in China. The principal components of the growth and business strategies we plan to implement to attain our goal include the following:

•Expand the coverage of our retail network. We plan to continue expanding our retail chain stores network in China

•Deepen and solidify our cooperative relationships with mobile carriers. We intend to develop, deepen and solidify our cooperative relationships with mobile carriers in order to provide better services and more selections for our customers.

•Efficiently integrate acquired retail chains. We intend to integrate newly acquired or newly joined franchisee chain stores in a cost and time efficient way.

•Enhance store and product brand awareness. We continue to devote our efforts towards brand development and utilize marketing concepts in an attempt to strengthen the marketability of our products.

▪Significantly increase value-added service offerings to customers. We also plan to strengthen the performance of our after sales services and introduce different value-added service offerings to our customers.

MARKET SUMMARY

1. Mobile Phone Market in China

1.1 History & Trend in CDMA Mobile Phone Market

China Unicom began its operation of CDMA network in Year 2002. Then China Telecom acquired the CDMA network and its related assets and businesses from China Unicom in June 2008 for a value of RMB110 billion. China Telecom has now replaced China Unicom and became the third largest CDMA network operator in the global market. However, the major problems faced by the CDMA network are limited supply of CDMA phones and higher than average price. But the company believes that China Telecom is the game changer as China Telecom’s current 200 million customers are potential CDMA subscribers.

CDMA phones are mobile phones used within the CDMA network. CDMA stands for Code Division Multiple Access, it is a more advanced digital interface technology, which is characterized by a high frequency of utilization, low power consumption, and good quality voice calls.

Compared to GSM phones, CDMA phones possess the following advantages:

First of all, it has low usage of transmission power; hence it has extremely low radiation and extends the battery life of the mobile phone. Secondly, it has a lower dropout rate than GSM phones for it adapts to a more advanced soft-switching technology. Thirdly, it provides better voice call quality of and offers noise-free communication, even in a noisy background. Lastly, it offers a higher Call Completion Ratio. As the CDMA technology developed from military anti-jamming communication system and its signal processing capacity is seven times higher than narrowband modulation. Therefore, for a same bandwidth, the CDMA system offers five times more capacity than GSM system, hence the network traffic drops and the Call Completion Ratio increases.

Moreover, CDMA phones are called “green phones”. The operating power of GSM phones and analog phones are usually 600 MW, while the maximum operating power of CDMA phones are only 200 MW. Furthermore, CDMA phones’ transmission power is less than 0.2W. It has extremely low radiation and extremely low impacts on human health. As the transmit power of stations and mobile phones decrease, the calling time increases and the battery and phone life extend.

As China Telecom enters the market, mobile services are segmented into three categories. First comes the business segment, in which government and enterprise clients are targeted; second comes the ‘My E Home’ brand, in which China Telecom packages CDMA services with Wi-Fi services together and offers it to household subscribers; third comes the individual subscribers. China Telecom strategically plans to upgrade its CDMA network to 3G, and to deploy its 4G network with LTE technology.

CDMA is an advanced digital interface technology itself. It is adopted by Verizon (US), SK Telecom (South Korea), and KDDI (Japan) and has showed positive performance. As waiting the deployment of LTE system to its maturity, China Telecom could gain an edge over China Mobile by offering EV-DORev, a mobile broadband service.

According to Sino Market Research, total CDMA phone sale in 2011 exceed 52 million units.  62.8% of CDMA handset sold in 2011 are 3G (EVDO) handsets. The increase in CDMA mobile phone sales signifies efficiency and performance of China Telecom in its mobile phone business segment. In terms of competition in mobile communication sector, mobile phone sales are one of the key factors, by which the maturity of mobile phone sector and efficiency of the mobile phone channel determine the ups and downs of each mobile phone carriers. Especially in the 3G era, mobile phone sales are an important part of marketing strategy of mobile phone carriers.

1.2 Current Situation of TD-SCDMA and Development Trend

Currently there are a total of three main 3G mobile telecommunication standards available in the global market, WCDMA, CDMA2000 and TD-SCDMA. The former two standards are gaining popularity rapidly in both the European and the American markets. TD-SCDMA standard is a self-proprietary 3G standards developed by China and almost reaches its maturity after years of development. Although TD-SCDMA network develops at a fast pace in China, international mobile phone brands still reluctant to produce TD-SCDMA phones as most international mobile phone brands are patent holders of WCDMA and CDMA2000 technologies. Therefore, most of the available TD-SCDMA phones in the market are made by Chinese firms and TD-SCDMA phone market develops at a slow pace. If the international mobile phone brands want to tap into the huge Chinese mobile phone market, these brands will need to come up with TD-SCDMA phone sales strategies. First of all, Chinese government had shown its support in the TD-SCDMA standard deployment and announced specific policies supporting the TD-SCDMA standard in the sector. Secondly, China Mobile has a huge mobiles phone subscriber base and accounts for the largest market shares in the Chinese market. China Mobile has a compensation plan to support TD-SCDMA phone development to attract suppliers. As China Mobile’s launch its compensation plan, more and more international mobile phone brands have joined TD-SCDMA mobile phones R&D. Models of TD-SCDMA mobile phones in the market are increasing, but the majority of the available models are middle to high end products. China Mobile is adjusting its policies to encourage suppliers to produce affordable middle to low end phones in order to acquire a bigger market share.

In the first half of Year 2008, rumors of the “death of TD-SCDMA” were spreading among the Chinese telecommunication industry, which caused serious concerns. Then the Ministry of Industry and Information Technology, the Ministry of Science and Technology, National Development and Reform Commission of China restated their support of the TD-SCDMA deployment. In the beginning of Year 2009, the Ministry of Industry and Information Technology, National Development and Reform Commission, Ministry of Finance, State-owned Assets Supervision and Administration Commission (‘SASAC’), and Ministry of Science and Technology of China jointly announced certain specific policies to support the TD-SCDMA standards. China Mobile also expressed its commitment to the development of TD-SCDMA several times in public, which had significant meanings to the development of the Chinese telecommunication industry. China Mobile had deployed around 16,000 TD-SCDMA stations within one year, as much as in ten years of GSM station deployments in the same area. Furthermore, China Mobile insisted on its three ‘No’ policy (No change phone number, No change Sim card and No registration), which not only provided a smooth transition to its current 0.5 billion subscribers from GSM standard to TD-SCDMA standard, but also laid down a solid foundation for future development of TD-SCDMA.

TD-SCDMA will transit towards TD-LTE technology in the future. The transition costs will account 60% of China Mobile’s future investment. China Mobile has given specific requirements to TD-SCDMA equipment suppliers, in which all Phase II TD-SCDMA equipment are required to be capable of transiting to LTE.  TD-SCDMA stations will share the same platform with LTD according to the plan. Therefore, the transition of TD-SCDMA will be smooth and economical, which is comparable to the transition of WCDMA to FDD LTE. As for CDMA, the world has abandoned its transition path to UMB, by which operators of CDMA networks has to turn to LTE (FDD or TDD), which requires large sum of funds and enormous network implementations. Hence, as long as TD-SCDMA industrial chain develops positively, suppliers’ investment in TD-SCDMA will earn a positive return and contribute to its research in TD-LTE technology, and China Mobile will gain practical advantages along the transition from TD-SCDMA to TD-LTE.

2. Sector Barriers and Regulations

CDMA technology is exclusively owned by Qualcomm, an American company. The core of its business model is to develop intellectual property portfolio based on CDMA technology and to build up technological barriers by setting up industry standards. Moreover, by vertical management and universal licensing, Qualcomm accelerates adoption of its technology and makes strategically alliance with authorized suppliers through cross-license and royalty.

Since Qualcomm owns the intellectual property of both CDMA and WCDMA technologies, Qualcomm is the largest patent beneficiary. If any enterprises want to enter the market of CDMA mobile phone research and sales, it must pay up to $5 million of chip license fee to Qualcomm and certain software license fees for adopting each platform. Furthermore, after purchasing the chips, both solution companies and manufacturers have to pay 6% of patent fees per product of total sales amounts. As Qualcomm monopolizes such technologies, the barrier will remain stiff in the industry for a long time. Mobile operators are the biggest bulk buyers of CDMA phones while others cannot get access to the products easily. In China, the manufacturing application procedure for CDMA mobile phones is the same as GSM phones. The manufacturer shall obtain Network Access License first, then proceed to China Type Approval (CDMA phone test) and finally submit test application to Guangzhou Research Institute of China Telecom Co., Ltd. Therefore, each CDMA mobile phone’s product life cycle is longer than GSM phone’s. However, if CDMA mobile phone products cannot be launched successfully within the scheduled time, it will cause huge economic losses to manufacturers if it misses the scheduled purchase order made by China Telecom. Donxon address this market through procurement of completed CDMA module from qualified suppliers, then package it with our appearance design and build in mobile applications.

Before the manufacturers are allowed to sell their finished communication products in the PRC, the PRC government requires the sample manufactured products to be submitted to (i) the PRC Ministry of Industry and Information Technology for detection, in order to obtain “Network Access License” and “Radio Transmission Equipment Type Approval Certificate”; and (ii) the PRC Quality Certification Center for detection, in order to obtain “The PRC Mandatory Products Certificate”. Retailers are only allowed to sell products that possess the above mentioned license and certificates. Donxon has spent an estimate of RMB 9,199,451 during the last two years to obtain the certificates and network access licenses for all models of mobile phones we manufacture.

3. Industry’s Future

The mobile phone market in China has experienced rapid growth in recent years. Because of limited fixed line infrastructure, wireless mobile communication has become an increasingly important medium of communication in China. In January 2012, number of mobile phone subscribers is 996.59 million, compared to 869.7 million in January 2011, according to the PRC Ministry of Industry and Information Technology, or the MIIT.

Taxes

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate would typically be 33% in the PRC. Tax rate for domestic and foreign enterprises in Shenzhen special economic zone is 25%.

Required Statutory Reserve Funds

In accordance with current Chinese laws, regulations and accounting standards, we are required to set aside as a general reserve at least 10% of our after-tax profits. Appropriations to the reserve account are not required after these reserves have reached 50% of our registered capital. These reserves are created to fund potential operating losses and are not distributable as cash dividends. We are also required to set aside between 5% to 10% of our after-tax profits to the statutory public welfare reserve. In addition and at the discretion of our directors, we may set aside a portion of our after-tax profits for enterprise expansion funds, staff welfare and bonus funds and a surplus reserve. These statutory reserves and funds can only be used for specific purposes and may not be used for dividends.

Employees

As of March 27, 2012 we have 388 employees, consisting of 69 management staff and 319 general staff.

Item 1A.           Risk Factors.

N/A.

Item 1B.           Unresolved Staff Comments.

           None.

Item 2.              Properties.

           We do not own any real estate properties.  Sky Digital Stores Corp, XTK, Donxon, Dasen’s registered office address is 8/F, South Block, Resources, Tech Building, 1 Song Ping Shan Road, High-tech Industrial Park, Nanshan District, Shenzhen, China 517057.  The Shenzhen office area is approximately 2163.8 square meters, and the monthly rent expense is RMB 86,552. Donxon’s Shenzhen factory is located at Floor 6, Block C5, Fuyuan Industrial Zone, No. 111 Zhoushi Lu, Xixiang Jie Dao, Bao’an Qu, Shenzhen, China 518033. The Shenzhen factory, which has easy access to main highways, is approximately 1,870 square meters in total rental area, and the monthly rental fee is RMB 29,920.

FDSC’s registered Foshan office address is Dong A Qu, #2-3, Huang Qi Business Central, Nan Hai Qu, Foshan, China 528248. FDSC’s Foshan office area is approximately 101.5 square meters, and the monthly rent expense is RMB 20,101.

Item 3.              Legal Proceedings.

Currently there are no legal proceedings pending or threatened against us. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 4.              Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our common stock started trading on the OTC Bulletin Board under the symbol "SKYC.OB". The following table shows the high and low prices for our common stock for the past two fiscal years.

Calendar Quarter	Low Bid	High Bid
2010 First Quarter	$0.02	$0.05
2010 Second Quarter	$0.02	$0.05
2010 Third Quarter	$0.02	$0.05
2010 Fourth Quarter	$0.03	$0.34
2011 First Quarter	$0.08	$0.01
2011 Second Quarter	$0.02	$10.00
2011 Third Quarter	$1.25	$3.00
2011 Fourth Quarter	$0.20	$1.80

Holders of Securities

As of March 27, 2012 we had 131 record shareholders and 25,554,320 outstanding shares of common stock.

Dividends

Holders of common stock are entitled to receive dividends as may be declared by our Board of Directors. The Board of Directors is not obligated to declare a dividend and it is not anticipated that dividends will ever be paid.

We have not declared or paid any cash dividends on our common stock since the reverse merger in May 2011, and our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors. There are currently no restrictions that limit our ability to declare cash dividends on its common stock and we do not believe that there are any that are likely to do so in the future.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the fiscal year 2010 and 2011.

On May 11, 2011, the company issued an aggregate of 15,000 shares to Sichenzia Ross Friedman Ference LLP for services rendered.

On June 13, 2011, the company issued an aggregate of 3,333 shares to KCSA Strategic Communications for services rendered.

On March 22, 2012, the Company issued an aggregate of 974,583 shares of common stock pursuant to an Acquisition Agreement among Donxon, Vaslink Technology Ltd. (“Vaslink”) and the sole Shareholder of Vaslink.

The securities were offered and sold pursuant to exemptions from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder and Regulation S.

Item 6.     Selected Financial Data.

Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward looking statements that reflect our plans, estimates and beliefs. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2011 and December 31, 2010. Actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with Generally Accepted Accounting Principles in the United States of America.

Overview

Sky Digital Stores Corp. is a mobile internet product and application service provider.  We carry global leading brands of Smart phones, tablets and accessories. Though XTK, our wholly own subsidiary, we operate retail stores and online e-commerce stores under Sky Digital Stores and Dasen Mobile Communications brand. Our wholly own subsidiary Donxon design, manufacture and distribute our line of mobile devices.  Through the Vaslink acqusition, we added mobile application development capabilities to enhance our product line-up.  These devices carry the “Donxon” brand or Mobile operator’s own brand, and sold through retail outlets associated with mobile operators.

Recent Developments

We see mobile internet getting popular in the market.  Consumers demand for smart device, both smartphone and tablet, increase significantly.  Based on observation from our retail network, two segments of consumers drive the increasing demand for smart device.  The more affluent segment that drive the demand for global leading brand, and the mass consumer segment go for local brand of smart devices that are loaded with mobile apps and Internet ready.

In preparation to meet these demand, we expanded our manufacture facility in Shenzhen, invest to build Xinyang Donxon, a logistic center, manufacturing facility, customer service and training center.  Xinyang Donxon will be the key to support our expanding network of retail store in China.  On March 12, 2012, we established Sky Digital Communication Technology Ltd. to help rapid expanding of Sky Digital Stores in China.  SZSKY will expand authorized resellers and franchisees network under the Sky Digital Stores Brand.

Results of Operations

The following tables set forth key components of our results of operations and key components of our revenue for the year ended December 31, 2011. The discussion following the table is based on these results.

	Year Ended December 31,
	2011	2010
Sales	$55,049,482	$34,993,500
Cost of goods sold	(51,684,851)	(31,290,164)
Gross Profit	3,364,631	3,703,336

Commission and franchise income	251,742	-

Operating Expense
General and administrative expenses	(2,509,391)	(721,633)
Selling Expense	(421,312)	(378,867)
Total Operating Expenses	(2,930,703)	(1,100,500)

Operating income	685,670	2,602,836

Other income (expense):
Interest (expense) income, net	(110,228)	5,468
Bargain purchase gain	195,833	-
Total other income (expense)	85,605	5,468

Income before provision for income taxes	771,275	2,608,304

Provision for income taxes	(278,602)	(568,082)

Net income (loss)	492,673	2,040,222

Net Sales / Revenue:

For the year ended December 31, 2011, net sales increased by 57.3% to $55million.  Significant revenue growth is attributed  to strong demand for leading smartphone model in our retail network.  We become reseller of this global brand in the second half of 2011.  Revenue from handset manufacturing business show steady growth. We exit the year with a 28.5% revenue growth for handset business.

Gross Profit:

Gross profit decreased by 9.15% to $3.36 million for the year ended December 31,2011. This decrease was due to lower margin from reseller business as well as lower gross margin in handset manufacturing business.  Compared with reseller business, our manufacturing business carries a higher gross margin.  As reseller business represents a significant share of our revenue, gross margin dilute to a lower level. In 2011, we sourced more handsets from external contractors, these handsets carry a higher cost.  We launched fewer new handset model in 2011, gross margin for existing products were under pressure.

Operating Expenses:

Operating expense were $1.1 million for the year ended December 31, 2010 compare to $2.93 million for the year ended December 31, 2011. The operating expense in 2011 was increased by $1.83 million or 166.31% as compared to 2010, due to the increase in payroll, selling, general and administrative expense. The increase in payroll primarily due to Dasen acquisition in April 2011 and Vaslink acquisition in October 2011, the two business double our employee base to 240 at end of 2011. The difference in business nature and new organization structure added to the Selling and administrative overhead.  These expenses were not in our 2010 books. In addition, we incurred legal and audit expense  required to meet regulatory requirements for the reverse merger completed in May 2011.

Net Income:

Net income for the year ended December 31, 2011 is $492,673 compare to net income of $2,040,222 for the year ended December 31, 2010. Net income decreased by 75.85% due to significant increase in operating expense as well as lower gross margin in stores business.

LIQUIDITY AND CAPITAL RESOURCES

The following table provides certain selected balance sheets comparison between years ended December 31, 2011 and 2010:

	As of December 31,
	2011	2010
ASSETS
Current Assets
Cash	$8,316,669	$38,216
Restricted cash	4,360,625	-
Accounts receivable	2,433,043	5,473,803
Inventories	3,630,676	859,476
Trade deposit	1,042,237	589,312
Prepaid expense - current	156,623	31,427
Other receivables	308,372	18,236
Deferred tax assets	34,681	-
Loan to employees	445,197	-
Total Current Assets	20,728,123	7,010,470

Property and equipment, net	556,209	93,130
Restricted cash-non-current	157,423	-
Security deposits and other assets	65,238	-
Intangible assets, net	533,809	-
Prepaid expenses - non current	134,532	-
Goodwill	17,820	-
Deferred Financing costs	57,722	-
Total Non-current Assets	1,522,753	93,130

Total Assets	$22,250,876	$7,103,600

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	1,642,443	1,876,330
Advance from customers	325,716	-
Accrued expenses and other payables	289,125	270,009
Short-term bank loan	5,352,392	-
Loans from shareholder	5,039,493	-
Loans from unrelated parties	2,861,246	-
Income tax payable	29,304	214,054
Total Current Liabilities	15,539,719	2,360,393

Acquisition payable	1,180,675	-
Deferred tax liabilities - non-current	133,865	-
Deferred rent	37,185	-
Total Liabilities	16,891,444	2,360,393

Liquidity:

As of Dember 31, 2011, our balance of cash and cash equivalents was $8,316,669, compare to $38,216 as of December 31 2010.  These funds were deposited in financial institutions located in China.  The increase of our liquidity during 2011 was due to financing activities to support business growth. The company currently generates negative cash flow from operations but it believes the current cash position will be sufficient to sustain current level operations for at least the next twelve months.

Inventories:

Inventories as of December 31, 2011 were $3.63 million, an increase of 322% compare to $859 thousand at December 31, 2010.  This increase is due to higher than average inventory to prepare for Chinese New Year Sales in January.  We do not have store businesses in year 2010, manufacturing business has a different seasonality. Manufacturing inventory typically build up 1-2 months before retail high season.  Completed inventory was pushed out to stores in 2010 where in 2011, we have stores business through XTH.

Capital Resources:

Current asset as of December 31, 2011 total $20.7 million an increase of 196% compare with December 31, 2010.  This increase is due primarily to financing activities and higher than average inventories. Current liabilities as of December 31, 2011 totaled $15.5 million an increase of 558% compared with December 31, 2010. This increase is due primarily to financing activities. At December 31, 2011, we had no commitments for capital expenditures.

Discussion of Cash Flow

Comparison of cash flow results for year ended December, 2011 and 2010 is summarized as follows:

	For the Year Ended Dec 31,
	2011	2010
Net cash (used in) provided by operating Activities	$(3,210,046)	751,595
Net cash used in Investing Activities	(1,178,116)	(109,086)
Net cash provided by (used in) Financing Activities	12,524,100	(2,768,134)
Effect of exchange rate changes on cash	142,515	18,929
Change in cash	8,278,453	(2,106,696)

Operating Activities

Net cash used in operating activities during the year ended December 31, 2011 was $3,210,046, which consisted of $492,673 net income. There is $4,446,579 restricted cash related to a loan we take up at Q4 of 2011 and a $2,128,675 change in inventories, since  we built inventory up to support Chinese New Year high sales season for stores business. We have $3,794,804 cash inflow from accounts receivable. Due to strong market position for a global brand smartphone product, stores often prepay before product is delivered and we have collected prior year receivables.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2011 was 1,178,116, compared with $109,086 for the year ended December 31, 2010.  The increase is attributable to the completion of acquisition of Dasen on April 7, 2011, and the construction of new office facility to combine offices in Shenzhen.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2011 was $12,524,100, including $5,210,915 from short term bank loans, $4,824,008 loans from stockholders and $,2,489,177 loans from unrelated parties.  The funds were required  to support liquidity for the global smartphone product business and Xinyang Donxon capital requirement.

Contractual Obligations

The following table indicated our contractual obligation as of December 31, 2011:

	Payments by Period
		Less than		More than
	Total	1 Year	1-3 Years	3 Years
Operating lease obligations	$327,198	280,264	46,934	-
Related parties indebtedness	4,824,008	-	4,824,008	-
Long term loan	5,352,392	5,352,392	-	-
Interest Payments	237,011	237,011	-	-
Total contractual obligations	$10,740,609	5,869,667	4,870,942	-

Off-Balance Sheet Arrangements

As of December 31, 2011, the company, through its subsidiary is contingently liable as guarantor with respect to the maximum exposure of $3,305,889 (RMB21,000,000) to unrelated third parties, AIV Technology, Huafoli and SPA Moment on a cross-guarantee basis. The term of these guarantees are for one year, expiring on October 16, 2012. At any time from the date of guarantees, should AIV Technology, Huafoli and SPA Moment fail to make their due debt payments, the Company will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties.

The company assessed its obligation under this guarantee pursuant to the provision of ASC 460 “Guarantee”. The Company has evaluated the guarantee and concluded that fair value of the indemnification is insignificant and the likelihood of having to make payments under the guarantee is remote.   As of December 31, 2011, the company has not recorded any liabilities under these guarantees.

Critical Accounting Policies

Accounts Receivable

Accounts receivable are recognized and carried at original invoice amounts less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. Historically, the Company has not recorded any allowances as all such amounts are deemed collectible. Accordingly, the Company didn’t record any allowance for doubtful accounts as of December 31, 2011 and 2010.

Inventories

Donxon inventories which consist of raw materials and finished goods are stated at the lower of cost and market.  Cost is determined using the First in, First out method. Costs of finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overhead based on normal operating capacity. Dasen and Xingtiankong inventories are all finished product purchased for resale. Management regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. The Company has determined no valuation allowance was considered necessary for the years ended December 31, 2011 and 2010.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2011 and 2010, there was no impairment of long-lived assets.

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

In conjunction the acquisition of Shenzhen Dasen and Vaslink, the Company capitalized $93,575 and $ 451,857 of identifiable intangible assets, respectively. The identifiable intangible assets consist primarily of trade name, customer relationships and technology. Trade name, customer relationships and technology are to be amortized over 10 years, their estimated useful life.

Goodwill

The Company tests goodwill for impairment annually - in the fourth quarter by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units. Additionally, the Company may perform tests between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and could adversely affect net income and earnings per share. Vaslink is the only reporting unit that carries goodwill subject to impairment test. Vaslink was acquired by the Company on October 12, 2011. No impairment indicators occurred subsequent to the acquisition.

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

Collectability is reasonably assured. The Company assesses collectability based on creditworthiness of customers as determined by our credit checks and their payment histories. The Company records accounts receivable net of allowance for doubtful accounts and estimated customer returns. The Company did not record any allowance for doubtful accounts and estimated customer returns for the year ended December 31, 2011.

The Company provides one-year warranty to its customers that its products will meet the functionality standards agreed to in each sales arrangement. The Company expenses all warranty expenses at the earlier of the time their existence is known or as expenses incurred. For the years ended December 31, 2011 and 2010, warranty expenses have been minimal and no warranty reserve was considered necessary. The Company believes the existence of the product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply FASB ASC Topic 605-25 separation and allocation model for a multiple deliverable arrangement. FASB ASC Topic 450 specifically addresses the accounting for standard warranties and neither SAB 104 nor FASB ASC Topic 605-25 supersedes FASB ASC Topic 450.

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

Statutory Reserves

Pursuant to the applicable laws in the PRC, the Company makes appropriations to two non-distributable reserve funds, the statutory surplus reserve and the statutory public welfare reserve.  The appropriations are based on after-tax net earnings as determined in accordance with the PRC generally accepted accounting principles, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve is based on an amount at least equal to 10% of after-tax net earnings until the reserve is equal to 50% of the entity's registered capital.  Appropriation to the statutory public welfare fund is based on 5% to 10% of after-tax net earnings and is not mandatory. The statutory public welfare reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable, other than in liquidation.

The Company does not make appropriations to the discretionary surplus reserve fund.  As of December 31, 2011 and 2010, the Company had appropriated $320,095 and $228,458 statutory surplus reserve fund, respectively.

Value-added-tax

The Company is subject to a value added tax (“VAT”) for selling merchandise. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company pays VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities that a penalty is due. The Company reports revenues net of PRC’s value added tax for all the periods presented in the consolidated statements of operations.

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of December 31, 2011 and 2010, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Company.

Segment Reporting

ASC 280, “Disclosure about Segments of an Enterprise and Related Information”, requires disclosure of reportable segments used by management for making operating decisions and assessing performance.

Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. All of the Company’s operations are conducted in two industry segments (Note 17).

Recent Accounting Pronouncements

In December 2010, the FASB issued an update which addresses the disclosure of supplementary pro forma information for business combinations. The update requires public entities to disclose pro forma information for business combinations that occurred in the current reporting period, including revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has adopted this update and applied the disclosure requirements in connection with the acquisition of Shenzhen Dasen and Vaslink.

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

In May 2011, the FASB amended ASC 820, “Fair Value Measurements.” This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The updated guidance is effective on a prospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. The early adoption of ASU 2011-08 for our fiscal year ended December 31, 2011 did not have any impact on our financial position, results of operations, or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material impact on the Company’s consolidated financial statements.

Item  7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.     Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sky Digital Stores Corp. and Subsidiaries
Shenzhen, China

We have audited the accompanying consolidated balance sheets of Sky Digital Stores Corp. and Subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and other comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sky Digital Stores Corp. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ HOLTZ RUBENSTEIN REMINICK LLP

New York, New York
March 30, 2012

SKY DIGITAL STORES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	For the Years Ended December 31,
	2011	2010

ASSETS
Current Assets
Cash	$8,316,669	$38,216
Restricted cash	4,360,625	-
Accounts receivable	2,433,043	5,473,803
Inventories	3,630,676	859,476
Trade deposit	1,042,237	589,312
Prepaid expenses	156,623	31,427
Other receivables	308,372	18,236
Deferred tax assets	34,681	-
Loan to employees	445,197	-
Total Current Assets	20,728,123	7,010,470

Property and equipment, net	556,209	93,130
Restricted cash-non-current	157,423
Security deposits and other assets	65,238	-
Intangible assets, net	533,809	-
Prepaid expenses-non-current	134,532	-
Goodwill	17,820	-
Deferred financing costs	57,722	-
Total Non-current Assets	1,522,753	93,130

Total Assets	$22,250,876	$7,103,600

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,642,443	$1,876,330
Advance from customers	325,716	-
Accrued expenses and other payables	289,125	270,009
Short-term bank loans	5,352,392	-
Loans from stockholders	5,039,493	-
Loans from unrelated parties	2,861,246	-
Income tax payable	29,304	214,054
Total Current Liabilities	15,539,719	2,360,393

Acquisition payable	1,180,675	-
Deferred tax liabilities-non-current	133,865	-
Deferred rent	37,185	-
Total Liabilities	16,891,444	2,360,393

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock:
$0.001 par value, 750,000,000 shares authorized; 24,586,090 and 23,716,035 shares issued and outstanding as of December 31, 2011 and 2010, respectively	24,586	23,716
Additional paid-in capital	3,974,594	4,090,481
Subscription receivable	-	(642)
Statutory reserve	356,864	228,458
Retained earnings(deficits)	291,386	(50,687)
Accumulated other comprehensive income	628,567	451,881
Total SKYC Stockholders' Equity	5,275,997	4,743,207

Non-controlling interest	83,435	-
Total Equity	5,359,432	4,743,207

Total Liabilities and Stockholders' Equity	$22,250,876	$7,103,600

See accompanying notes to the consolidated financial statements

SKY DIGITAL STORES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Stated in US Dollars)

	For the Years Ended December 31,
	2011	2010

Sales	$55,049,482	$34,993,500

Cost of goods sold	(51,684,851)	(31,290,164)

Gross profit	3,364,631	3,703,336

Commission and franchise income	251,742	-

Operating expenses:
General and administrative expenses	(2,509,391)	(721,633)
Selling expense	(421,312)	(378,867)
Total operating expenses:	(2,930,703)	(1,100,500)

Operating income	685,670	2,602,836

Other income (expense)
Interest (expense) income, net	(110,228)	5,468
Bargain purchase gain	195,833	-
Total other income	85,605	5,468

Income before provision for income taxes	771,275	2,608,304

Provision for income taxes	(278,602)	(568,082)

Net income	492,673	2,040,222

Net income attributable to non-controlling interest	22,194	-

Net income attributable to SKYC shareholders	$470,479	$2,040,222

Earnings per share
Basic	$0.02	$0.09
Diluted	$0.02	$0.09

Weighted average shares outstanding
Basic	24,290,263	23,716,035
Diluted	24,290,263	23,716,035

See accompanying notes to the consolidated financial statements

SKY DIGITAL STORES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

							Accumulated
			Additional				Other	Total SKYC
	Common stock		Paid-in	Subscription	Retained	Statutory	Comprehensive	Stockholders'	Non-controlling	Total	Comprehensive
	Shares	Amount	Capital	Receivable	Earnings(Deficits)	Reserves	Income	Equity	Interest	Equity	Income
Balance as of December 31, 2009	23,716,035	$23,716	$4,090,481	$(1,284)	$(227,306)	$18,425	$257,369	$4,161,401	$-	$4,161,401	$-

Foreign currency translation adjustment	-	-	-	-	-	-	194,512	194,512	-	194,512	194,512
Transfer to statutory reserve	-	-	-	-	(210,033)	210,033	-	-	-	-	-
Subscription receivable	-	-	-	642	-	-	-	642	-	642	-
Dividend declared or paid	-	-	-	-	(1,653,570)	-	-	(1,653,570)	-	(1,653,570)	-
Net income	-	-	-	-	2,040,222	-	-	2,040,222	-	2,040,222	2,040,222
Balance as of December 31, 2010	23,716,035	23,716	4,090,481	(642)	(50,687)	228,458	451,881	4,743,207	-	4,743,207	$2,234,734

Foreign currency translation adjustment	-	-	-	-	-	-	176,686	176,686	-	176,686	176,686
Transfer to statutory reserve	-	-		-	(128,406)	128,406	-	-	-	-	-
Shares issued for legal counsel	15,000	15	24,735	-	-	-	-	24,750	-	24,750	-
Shares issued for public relationship service	3,333	3	8,329	-	-	-	-	8,332	-	8,332	-
Recapitalization	851,722	852	(148,951)	-	-	-	-	(148,099)	-	(148,099)	-
Subscription receivable	-	-	-	642	-	-	-	642	-	642	-
Non-controlling interest from acquisition of Shenzhen Dasen	-	-	-	-	-	-	-	-	61,241	61,241	-
Net income	-	-	-	-	470,479	-	-	470,479	22,194	492,673	492,673
Balance as of December 31, 2011	24,586,090	$24,586	$3,974,594	$-	$291,386	$356,864	$628,567	$5,275,997	$83,435	$5,359,432	$669,359

See accompanying notes to the consolidated financial statements

SKY DIGITAL STORES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	For the Years Ended December 31,
	2011	2010

Cash flows from operating activities:

Net Income	$492,673	$2,040,222
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	190,480	21,772
Shares issued for services rendered	33,083	-
Deferred tax assets	(34,132)	60,019
Deferred rent	36,228	-
Bargain purchase gain	(195,833)	-
Changes in operating assets and liabilities:
Restricted cash	(4,446,579)	-
Accounts receivable	3,794,804	(5,337,211)
Inventories	(2,128,675)	73,995
Trade deposit	(145,391)	410,860
Prepaid expenses	(253,034)	1,246,402
Security deposits and other receivables	(37,070)	(13,293)
Accounts payable	(562,107)	1,829,233
Accrued expenses and other payables	(57,788)	210,884
Income tax payable	(217,268)	208,712
Customer deposit	320,563	-
Net cash (used in) provided by operating activities	(3,210,046)	751,595

Cash flows from investing activities:

Purchase of property and equipment	(463,276)	(109,086)
Cash acquired in Vaslink acquisition(net of purchase price)	99,123	-
Payment for acquisition of Shenzhen Dasen (net of cash acquired)	(813,963)	-
Net cash used in investing activities	(1,178,116)	(109,086)

Cash flows from financing activities:

Short-term bank loans, net	5,210,915	-
Loans from stockholders, net	4,824,008	(188,427)
Loans from unrelated parties, net	2,489,177	(968,042)
Capital contribution	-	642
Dividends paid	-	(1,612,307)
Net cash provided by (used in) financing activities	12,524,100	(2,768,134)

Effect of exchange rate changes on cash	142,515	18,929

Net increase (decrease) in cash	8,278,453	(2,106,696)

Cash at beginning of period	38,216	2,144,912
Cash at end of period	$8,316,669	$38,216

Shares to be issued to Vaslink prior sole shareholder-Vaslink acquisition	$1,161,998	$-
Shares to be issued to directors	$27,333	$-

Supplemental disclosure of cash flow information
Income tax paid in cash	$490,436	$299,350
Interest expense	$137,144	$-

See accompanying notes to the consolidated financial statements

NOTE 1 — ORGANIZATION AND PRINCIPAL ACTIVITIES

SKY Digital Stores, Corp. (the “Company") was incorporated on March 23, 2006 in the state of Nevada under the name Hoopsoft Development Corp. The Company changed its name to SKY Digital Stores, Corp. (Formerly known as Yellowcake Mining Inc.) on March 17, 2011. Hong Kong First Digital Holding Ltd. (“First Digital”) was incorporated in Hong Kong on September 30, 2010.

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

On April 7, 2011, Xingtiankong acquired all of the registered capital of Shenzhen Dasen Communication Technology Company Limited (“Shenzhen Dasen”) with total consideration of $1,237,816. Shenzhen Dasen was incorporated in the city of Shenzhen under the laws of PRC on November 26, 2007. Xiantiankong owns 100% of the issued and outstanding capital stock of Shenzhen Dasen.  Shenzhen Dasen is the holder of 70% of the issued and outstanding capital of Foshan Dasen Communication Chain Service Company Limited, a company incorporated in PRC on January 19, 2007. Shenzhen Dasen was established on November 26, 2007 in Shenzhen, PRC. It engages in the retail business of selling mobile communication products and accessories in PRC. It has three branch chain stores located within Guangdong Province. Two branch chain stores were closed at year end 2011.

On August 1, 2011, the Company incorporated a subsidiary, Xinyang City Donxon Mobile Communication Technology Company Limited, in Henan Province (“Xinyang Donxon”). Xinyang Donxon will perform as a logistics center and a customer service, training and manufacturing facility for the Company.

In July and August, 2011, the Company entered into franchising management agreements with multiple independently owned retailing stores throughout Guangdong province, PRC. According to the agreement entered into, the Company will provide branding, product sourcing and management training to the store management and charge a fixed management fee each month.

On October 12, 2011, Donxon entered into an acquisition agreement (the “Agreement”) with Vaslink Technology Ltd. (“Vaslink”) and the sole shareholder of Vaslink to acquire Vaslink in consideration for $1,180,675 (RMB 7,500,000) in company’s common stock. Vaslink is a company engaged in the research, development, wholesale and retail of computer information technology, communications products, hardware and software in Guangzhou, PRC.

The Company’s business is mainly operated by Donxon, Vaslink and Shenzhen Dasen, engaged in the business of designing, manufacturing and selling of mobile communications and digital products and retail stores in the PRC.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying audited consolidated financial statements include the financial statements of the Company and its 100% owned subsidiaries First Digital, Donxon, Xingtiankong and Xinyang Donxon. Pursuant to the Share Exchange Agreement entered into on May 5, 2011, stockholders of First Digital became the majority stockholders of the Company. Based on the Application of ASC 805-40-45, the Company needs to retroactively adjust this transaction to the financial statements of earlier periods presented in the accompanying consolidated financial statements. The financial results of Shenzhen Dasen are only included from the acquisition date of April 7, 2011. The financial results of Vaslink are only included from the acquisition date of October 12, 2011. The accompanying audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  All intercompany transactions and accounts have been eliminated in consolidation. This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the “Accounting Principles of China” (“PRC GAAP”).

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31,
	2011	2010
Year end RMB : USD exchange rate	6.3523	6.5918
Average Yearly RMB : USD exchange rate	6.4544	6.7605
Year end HKD : USD exchange rate	7.7688	7.7822
Average Yearly HKD : USD exchange rate	7.7839	7.7682

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

Cash and Cash Equivalent

Cash includes cash on hand and deposits in PRC and Hong Kong banks which are unrestricted as to withdrawal or use. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Management believes that these major financial institutions are of high credit quality.

The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash is related to deposits required by bank for banker’s acceptance notes and loans. The balance of total restricted cash was $4,518,048 and $0 as of December 31, 2011 and 2010, respectively.

Accounts Receivable

Accounts receivable are recognized and carried at original invoice amounts less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. Historically, the Company has not recorded any allowances as all such amounts are deemed collectible.  Accordingly, the Company didn’t record any allowance for doubtful accounts as of December 31, 2011 and 2010.

Inventories

Donxon inventories which consist of raw materials and finished goods are stated at the lower of cost and market.  Cost is determined using the First in, First out method. Costs of finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overhead based on normal operating capacity. Dasen and Xingtiankong inventories are all finished product purchased for resale. Management regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. The Company has determined no valuation allowance was considered necessary for the years ended December 31, 2011 and 2010.

Trade Deposit

The Company makes advances to certain vendors for purchase of its inventory items or raw material. Advance payments are included in “Trade Deposit”. Advances to suppliers are interest free and unsecured, which are recorded when payment is made by the Company and relieved against inventory when goods are received.

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

Years
Machinery and equipment	5 years
Office equipment	3-5 years
Leasehold improvements	2 years
Vehicle	4 years

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2011 and 2010, there was no impairment of long-lived assets.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

In conjunction the acquisition of Shenzhen Dasen and Vaslink, the Company capitalized $93,575 and $ 451,857 of identifiable intangible assets, respectively. The identifiable intangible assets consist primarily of trade name, customer relationships and technology. Trade name, customer relationships and technology are to be amortized over 10 years, their estimated useful life.

Goodwill

The Company tests goodwill for impairment annually in the fourth quarter by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units. Additionally, the Company may perform tests between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and could adversely affect net income and earnings per share. Vaslink is the only reporting unit that carries goodwill subject to impairment test. Vaslink was acquired by the Company on October 12, 2011. No impairment indicators occurred subsequent to the acquisition.

Noncontrolling Interest

Effective April 7, 2011, the Company adopted ASC 810 “Noncontrolling interests in consolidated financial statements”. A noncontrolling interest in a subsidiary of the Company represents the portion of the equity (net assets) in the subsidiary not directly or indirectly attributable to the Company. This pronouncement requires noncontrolling interests to be presented as a separate component of equity in the consolidated balance sheet and modifies the presentation by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests.

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

Collectability is reasonably assured. The Company assesses collectability based on creditworthiness of customers as determined by our credit checks and their payment histories. The Company records accounts receivable net of allowance for doubtful accounts and estimated customer returns. The Company did not record any allowance for doubtful accounts and estimated customer returns for the year ended December 31, 2011.

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

Income from franchising stores

The Company entered into agreement with multiple independently owned retailing stores throughout Guangdong province, PRC in the third quarter of 2011. According to the revised agreements entered into by the parties, the Company is entitled to a management fee from these franchising stores. The management fee will be a fixed fee each month. The company recognizes fixed management fee each month.

The Company provides a one-year warranty to its customers that its products will meet the functionality standards agreed to in each sales arrangement. The Company expenses all warranty expenses at the earlier of the time their existence is known or as expenses are incurred. For the years ended December 31, 2011 and 2010, warranty expenses have been minimal and no warranty reserve was considered necessary. The Company believes the existence of the product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply FASB ASC Topic 605-25 separation and allocation model for a multiple deliverable arrangement. FASB ASC Topic 450 specifically addresses the accounting for standard warranties and neither SAB 104 nor FASB ASC Topic 605-25 supersedes FASB ASC Topic 450.

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

The accumulated other comprehensive income balance at December 31, 2011 and 2010 was approximately $628,567 and $451,881, respectively, and is comprised entirely of foreign currency translation adjustments. Comprehensive income for the years ended December 31, 2011 and 2010 was as follows.

	Years Ended December 31,
	2011	2010
Comprehensive income
Net income	$492,673	$2,040,222
Foreign currency translation adjustment	176,686	194,512
Comprehensive income	$669,359	$2,234,734

Comprehensive income attributable to the non-controlling interest	22,194	-
Comprehensive income attributable to the SKYC stockholders	$647,165	$2,234,734

Stock-based Compensation

Share-based payment transactions with employees, such as share options and nonvested shares, are measured based on the grant-date fair value of the equity instrument issued, and recognized as compensation expense over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period.

Shares awards issued to non-employees (other than non-employee directors), such as consultants, are measured at fair value at the earlier of the commitment date or the date the service is completed and recognized over the period the service is provided.

Advertising Expense

The Company expenses all advertising expenses as incurred. Advertising expenses included in selling expenses were $25,495 and $2,692 for the years ended December 31, 2011 and 2010, respectively.

Shipping and Handling

All shipping and handling costs are expensed as incurred and included in selling expenses. Total shipping and handling expenses were $174,304 and $193, 263 for the years ended December 31, 2011 and 2010, respectively.

Research and Development Cost

Research and development costs are expensed in the period when they are incurred. For the years ended December 31, 2011 and 2010, the Company has not incurred any material research and development costs.

Statutory Reserves

Pursuant to the applicable laws in the PRC, the Company makes appropriations to two non-distributable reserve funds, the statutory surplus reserve and the statutory public welfare reserve.  The appropriations are based on after-tax net earnings as determined in accordance with the PRC generally accepted accounting principles, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve is based on an amount at least equal to 10% of after-tax net earnings until the reserve is equal to 50% of the entity's registered capital.  Appropriation to the statutory public welfare fund is based on 5% to 10% of after-tax net earnings and is not mandatory. The statutory public welfare reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable, other than in liquidation.

The Company does not make appropriations to the discretionary surplus reserve fund.  As of December 31, 2011 and 2010, the Company had appropriated $356,864 and $228,458 of statutory surplus reserve funds, respectively.

Value-added-tax

The Company is subject to a value added tax (“VAT”) for selling merchandise. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company pays VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities that a penalty is due. The Company reports revenues net of PRC’s value added tax for all the periods presented in the consolidated statements of operations.

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of income on a straight-line basis over the shorter of the lease term or estimated useful life.

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

As of December 31, 2011 and 2010, the Company’s cash was with banks in the PRC and Hong Kong, where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the year ended December 31, 2011, three customers accounted for 34%, 11% and 11% of the Company’s sales. For the year ended December 31, 2010, no customer accounted for more than 10% of the Company’s sales. For the year ended December 31, 2011, five vendors provided 15%, 12%, 12% 12% and 12% of the Company’s total purchases, respectively.  For the year ended December 31, 2010, three vendors accounted for 24%, 18% and 15% of the Company’s total purchases, respectively.

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of December 31, 2011 and 2010, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Company.

Segment Reporting

ASC 280, “Disclosure about Segments of an Enterprise and Related Information”, requires disclosure of reportable segments used by management for making operating decisions and assessing performance.

Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. All of the Company’s operations are conducted in two industry segments (Note 17).

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

As of December 31, 2011 and 2010, there are no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

In December 2010, the FASB issued an update which addresses the disclosure of supplementary pro forma information for business combinations. The update requires public entities to disclose pro forma information for business combinations that occurred in the current reporting period, including revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has adopted this update and applied the disclosure requirements in connection with the acquisition of Shenzhen Dasen and Vaslink(Note 15).

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

In May 2011, the FASB amended ASC 820, “Fair Value Measurements.” This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The updated guidance is effective on a prospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. The early adoption of ASU 2011-08 for our fiscal year ended December 31, 2011 did not have any impact on our financial position, results of operations, or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material impact on the Company’s consolidated financial statements.

NOTE 3 — INVENTORIES

Inventories consist of the following at:

	December 31,
	2011	2010
Raw materials	$511,182	$859,476
Finished goods	3,119,494	-
	$3,630,676	$859,476

NOTE 4 — TRADE DEPOSIT

The Company advances cash as deposits to certain vendors for the purchase of inventory. Advances to vendors are interest free and unsecured, which are recorded when payments are made by the Company and relieved against inventory when goods are received. As of December 31, 2011 and 2010, trade deposits amounted to $1,042,237 and $589,312, respectively.

NOTE 5 — PREPAID EXPENSES

In order to sell self-brand mobile phone in the PRC market, Donxon prepaid inspection fees and mold fees to acquire Telecom Network permits in China for all types of phones. The amortization period of prepaid expenses is one year. As of December 31, 2011 and 2010, prepayment for inspection fees and mold fees amounted to $20,256 and $31,427, respectively.

On April 8, 2011, Xingtiankong entered into the Amended Share Exchange Agreement with stockholders of Shenzhen Dasen. As part of the agreement, Xingtingkong hired Guan Yinyan, one of Shenzhen Dasen stockholders as its Business Consultant for three years. Xingtiankong will pay Mr. Guan $314,867 as total compensation for his three-year service. As of December 31, 2011, current and non-current prepaid expenses amounted to $106,523 and $134,532, respectively.

NOTE 6 —OTHER RECEIVABLES

Other receivables consist of the following at:

	December 31,
	2011	2010
Other receivables	$2,064	$18,236
Deposits	41,113	-
Loans to unrelated parties	265,195	-
	$308,372	$18,236

Loans to unrelated parties are unsecured, payable on demand and bear no interest. In order to build good relationship, the Company advanced funds to its vendors and customers. The amount of loans to unrelated parties was $265,195 as of December 31, 2011. The full balance will be received during 2012.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following at:

	December 31,
	2011	2010
Machinery and equipment	$95,354	$80,714
Office equipment	310,900	41,431
Leasehold improvements	303,705	-
Vehicle	63,473	-
	773,433	122,145
Less: Accumulated depreciation	(217,224)	(29,015)
	$556,209	$93,130

Total depreciation expense for the years ended December 31, 2011 and 2010 amounted to $179,041 and $21,772, respectively.

NOTE 8 — INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following at:

	Gross	Weighted-average		Net
	carrying	remaining amortization	Accumulated	carrying
	amount	period	amortization	amount
December 31, 2011
Customer Relations	$18,245	9.21 years	$(560)	$17,685
Technology	442,152	9.83 years	(6,461)	435,691
Trade name	74,722	9.75 years	(3,658)	71,064
Others	12,593	9.25 years	(3,225)	9,368
Total intangible assets	$547,712		$(13,903)	$533,809

The Company recorded amortization expenses for intangible assets of $11,439 for the year ended December 31, 2011.

The estimated future amortization expenses related to intangible assets as of December 31, 2011 are as follows:

Years ended
December 31,

2012	$53,905
2013	53,905
2014	53,905
2015	53,905
2016	53,905
Thereafter	264,284
$533,809

NOTE 9 — ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following at:

	December 31,
	2011	2010
Accrued expenses and other payables	$110,801	$109,276
Salary payable	119,357	-
Value-added tax payable	58,967	160,733
	$289,125	$270,009

NOTE 10 — SHORT-TERM BANK LOANS

On May 26, 2011, Donxon entered into a maximum guarantee agreement with Shenzhen Development Bank. Pursuant to the agreement, Shenzhen Development Bank extended a line of credit of $7,871,165(RMB50,000,000) to Donxon.  On June 28, 2011, Donxon entered into a short-term bank loan agreement with Shenzhen Development Bank for $3,935,582 (RMB 25,000,000) against the line of credit with a 6.31% annual interest rate. Pursuant to the Loan Agreement, interest expense is payable monthly. The credit line was secured by Mr.Lin, Xiangfeng(CEO), a business associate and an unrelated party with the total guaranteed amount of $23,613,494(RMB150,000,000). The full amount of the loan will be repaid on June 27, 2012.  The loan was funded in July, 2011.

On October 17, 2011, the Company, Shenzhen AIV Technology Co., Ltd.(“AIV Technology”), Shenzhen Huafoli Co., Ltd.(“Huafoli”) and Shenzhen SPA Moment Investment Development Co., Ltd. (“SPA Moment”) entered into short-term bank loan agreements with China Construction Bank. The total amount of these loans was $4,722,699 (RMB30,000,000) and secured on cross-guarantee basis. The Company is contingently liable as the guarantor with respect to the maximum exposure of $3,305,889 (RMB21,000,000) to these three companies, who are unrelated third parties. These three companies are also contingently liable as the guarantor for the Company with respect to the short-term bank loan with China Construction Bank Shenzhen Branch for $1,416,810 (RMB 9,000,000) with 20% more than the benchmark interest rate of the loan (7.87% as of 12/31/2011). Mr. Lin, Xiangfeng (CEO) provided guarantees to these loans with the maximum amount of $4,722,699 (RMB 30,000,000) by his personal assets and credits. Pursuant to the Loan Agreement, interest rate will be adjusted every three months and the Company deposited $425,043(RMB2,700,000) as restricted cash for the loan. The full amount of the loan will be repaid on October 16, 2012.

On December 29, 2011, Shenzhen Dasen entered into a long-term bank loan with China Construction Bank for $1,574,233(RMB10,000,000) with a variable interest rate. The loan was guaranteed by Credit Orienwise Group, Inc., an unrelated party. Mr. Lin, Xingfeng (CEO) also provided guarantees to Credit Orienwise Group Inc. by his personal assets and credits. Pursuant to the Loan Agreement, interest rate is adjusted every three month and Shenzhen Dasen deposited $157,423(RMB1,000,000) as security deposit in Guarantor’ account. The purpose of such bank loan is for the working capital. The Company will make monthly principal payments of RMB 500,000 starting on the seventh month after the loan is funded. The balance is due on June 28, 2013.   The loan was not funded until January, 2012. Shenzhen Dasen paid $62,969 (RMB400,000) to the guarantor as guarantee fee. The guarantee fee was recorded as deferred financing costs in the consolidated balance sheets. The Company is amortizing the guarantee fee over the term of the guarantee.

NOTE 11 — LOANS FROM STOCKHOLDERS

On February 18, 2010, a lender who was an unrelated party loaned Yellowcake Mining Inc. a total of $125,000 pursuant to a promissory note requiring interest at 10% per annum and payable on demand.

In December 2010, a stockholder of the Company purchased the loan from the lender for $134,000 which included the principal and accrued but unpaid interest.

Stockholders advanced funds to the Company for working capital purposes. The loans from stockholders are unsecured and bear no interest. The amount of loans from stockholders was $4,914,493 as of December 31, 2011. The full amounts of the loans will be due in 2012.

NOTE 12 — LOANS FROM UNRELATED PARITES

Loans from unrelated parties are unsecured, payable on demand and bear no interest. Unrelated parties advance funds for working capital purposes. The amount of loans from unrelated parties was $2,861,246 as of December 31, 2011. The full balance was repaid during 2012.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Company leases offices and factory buildings from third parties under operating leases. For the years ended December 31, 2011 and 2010, the Company has rental expenses in the amount of $241,690 and $94,550, respectively. Under the lease agreements, the Company is committed to pay approximately $280,264 and $46,934 in years 2012 and 2013, respectively.

Contingencies

Guarantee of Third-Party Indebtedness—No Liability Is Recorded

As China only began its economic reform and development of a market economy in the 1980s, its credit evaluation system has had only a very short history and is far less sophisticated than that in the developed countries. Therefore, when an enterprise applies for a loan from a commercial bank, it is difficult for the bank to evaluate the credit risk of the applicant. As an alternative tool, it is a common practice in China for commercial banks to require the applicant find an unrelated third-party in its local economy to provide a loan guarantee for the applicant, which very much serves as a credit check for the bank. In return, and also to avoid risk of having to make payments under the guarantee, such guarantors often require the counterparty to provide similar guarantees on their own debt. Therefore, this type of guarantee is usually cross-guarantee.

For mutual benefit, the Company reached agreements with three unrelated third parties to provide such a cross-guarantee on bank loans as of December 31, 2011.

As of December 31, 2011, the Company, through its subsidiary is contingently liable as guarantor with respect to the maximum exposure of $3,305,889 (RMB21,000,000) to unrelated third parties, AIV Technology, Huafoli and SPA Moment on a cross-guarantee basis. The term of these guarantees are for one year, expiring on October 16, 2012. At any time from the date of guarantees, should AIV Technoloy, Huafoli and SPA Moment fail to make their due debt payments, the Company will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties.

The Company assessed its obligation under this guarantee pursuant to the provision of ASC 460 “Guarantee”. The Company has evaluated the guarantee and concluded that fair value of the indemnification is insignificant and the likelihood of having to make payments under the guarantee is remote. As of December 31, 2011, the Company has not recorded any liabilities under these guarantees.

NOTE 14 — STOCKHOLDERS’ EQUITY

On April 6, 2011, the Company effected a 1:200 reverse split of the Company’s issued and outstanding shares of common stock, decreasing the number of outstanding shares from 115,335,576 to 578,031. These statements have been adjusted to reflect this reverse split.

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

In July and August, 2011, the Company appointed Mr. Bin Wang and Dr. Christos Vlachos as independent directors. Pursuant to the terms of their appointments, Mr. Bin Wang shall receive 100,000 shares of the common stock of the Company per annum for his service. Dr. Christos Vlachos shall receive such number of shares of the common stock of the Company, whose value equal to $60,000 per annum for his service. The value of the shares will be an average of closing price for the five trading days prior to the issuance of the shares. As of December 31, 2011, the Company has not issued any shares to Mr. Bin Wang and Dr. Christos Vlachos and accrued $27,333 of compensation expenses during 2011.

On October 12, 2011, Donxon entered into an acquisition agreement (the “Agreement”) with Vaslink Technology Ltd. (“Vaslink”) and the sole shareholder of Vaslink to acquire Vaslink in consideration for $1,180,675 (RMB7,500,000). Pursuant to the Agreement, the purchase price of $1,180,675 was to be paid in the Company’s common stock, valued at $1.21 per share. As of December 31, 2011, the Company has not issued any shares to Vaslink's  prior sole shareholder. These shares were subsequently issued on March 22, 2012.

NOTE 15 — ACQUISITION

Acquisition of Shenzhen Dasen

On April 7, 2011, Xingtiankong acquired all of the registered capital of Shenzhen Dasen Communication Technology Company Limited (“Shenzhen Dasen”) with total consideration of $1,259,387 (the “Acquisition of Shenzhen Dasen”). Shenzhen Dasen was incorporated in the city of Shenzhen under the laws of PRC on November 26, 2007. Upon consummation of the Acquisition, Xiantiankong owns 100% of the issued and outstanding capital stock of Shenzhen Dasen and 70% of the issued and outstanding capital of Foshan Dasen Communication Chain Service Company Limited, a subsidiary of Shenzhen Dasen incorporated in PRC on January 19, 2007. Shenzhen Dasen engages in the retail business of selling mobile communication products and accessories in PRC and three branch chain stores located within Guangdong Province. Two branch chain stores were closed at year end 2011.

On April 8, 2011(the “Closing Date”), the Company through its subsidiary Xingtiankong, entered the amended Share Exchange Agreement with Shenzhen Dasen, and its registered equity owners. As part of the agreement, Xingtiankong hired Yinyan Guan, one of Shenzhen Dasen stockholders as its Business Consultant for three years, and will pay Mr. Guan $314,846 as total compensation for his three-year service.

The Company followed the guidance in ASC 805 “Business Combination” (formerly SFAS 141R) to account for the Acquisition. The preliminary purchase price allocation for the Acquisition was based upon a preliminary valuation and our estimates and assumptions for the Acquisition are subject to change as we obtain additional information for our estimates during the respective measurement periods.

The fair value of the net assets acquired in the Acquisition of Shenzhen Dasen was $1,520,592. The cash consideration paid by the Company to the prior stockholders of Shenzhen Dasen was $1,259,387, resulting in the recognition of a bargain purchase gain in the amount of $198,981.  Bargain purchase gain is shown as a separate component in other income/expenses in the consolidated financial statements for fiscal 2011.

Our purchase price allocation was as follows.

Cash	$432,340
Accounts receivable	501,618
Inventories	563,683
Trade deposit	293,857
Other receivables and other assets	52,529
Fixed assets	15,875
Intangible assets	93,575
Accounts payable	(263,001)
Accrued expenses & other payables	(126,595)
Deferred tax liability	(43,289)
Net assets acquired	$1,520,592

Consideration given	$1,259,387
Non-controlling interest	62,224
Less: Net assets acquired	1,520,592
Bargain purchase gain	$(198,981)

Net deferred tax liabilities of $43,289, resulting from the acquisition, were primarily related to the difference between the book basis and tax basis of the inventory fair value step-up and identifiable intangible assets fair value adjustment.

The identifiable intangible assets acquired consist of the trade name of $74,722, customer relationships of $8,540 and other intangibles of $10,313. The trade name and customer relationship intangible assets are being amortized on a straight-line basis over their estimated useful lives of 10 years. The fair values of the acquired intangible assets were estimated by applying the cost, income and/or market approaches. Such estimations required the use of inputs that were unobservable in the market place (Level 3), including a discount rate that the Company estimated would be used by a market participant in valuing these assets, projections of revenues and cash flows, royalty rate and client attrition rates.

Acquisition of Vaslink

On October 12, 2011, Donxon entered into an acquisition agreement (the “Agreement”) with Vaslink Technology Ltd. (“Vaslink”) and the sole shareholder of Vaslink to acquire Vaslink in consideration for $1,180,675(RMB7,500,000). Vaslink is a company engaged in the research, development, wholesale and retail of computer information technology, communications product, hardware and software in Guangzhou, PRC.

Pursuant to the Agreement, the purchase price of $1,180,675 was to be paid in the Company’s common stock, valued at $1.21 per share. The transfer of all the equity and assets of Vaslink was completed within five days after the execution of this Agreement. As of December 31, 2011, the payment has not been paid yet. On March 22, 2012, 967,583 shares of the Company's common stock were issued pursued to the agreement.

The Company followed the guidance in ASC 805 “Business Combination” (formerly SFAS 141R) to account for the Acquisition. The preliminary purchase price allocation for the acquisition was based upon a preliminary valuation and our estimates and assumptions for the Acquisition are subject to change as we obtain additional information for our estimates during the respective measurement periods.

The fair value of the net assets acquired in the acquisition of Vaslink was $1,162,855. The cash consideration to be paid by the Company to the prior stockholder of Vaslink was $1,180,675, resulting in the recognition of goodwill in the amount of $17,820.

Our preliminary purchase price allocation was as follows.

Cash	$100,716
Accounts receivable	102,162
Other receivables	445,198
Fixed assets	153,498
Intangible assets	451,857
Deferred tax liability	(90,576)
Net assets acquired	$1,162,855

Consideration given	$1,180,675
Less: Net assets acquired	1,162,855
Goodwill	$17,820

Net deferred tax liabilities of $90,576, resulting from the acquisition, were primarily related to the difference between the book basis and tax basis the identifiable intangible assets fair value adjustment.

The identifiable intangible assets acquired consist of the technology of $442,152 and customer relationships of $9,705. The technology and customer relationship intangible assets are being amortized on a straight-line basis over their estimated useful lives of 10 years. The fair values of the acquired intangible assets were estimated by applying the cost, income and/or market approaches. Such estimations required the use of inputs that were unobservable in the market place (Level 3), including a discount rate that the Company estimated would be used by a market participant in valuing these assets, projections of revenues and cash flows, royalty rate and client attrition rates.

The goodwill of $17,820 arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Vaslink.

This estimated purchase price allocation is subject to revision based on additional valuation work that is being conducted. The final allocation is pending the receipt of this valuation work and the completion of the Company’s internal review, which is expected during fiscal 2012.

For the period since the acquisition (April, 7- December 31, 2011), Shenzhen Dasen recorded $7,947,975 in revenues and a net income of approximately $199,670. For the period since the acquisition (October 12 – December 31, 2011), Vaslink recorded $13,546 in revenues and a net loss of approximately $2,243. The following supplemental table presents unaudited consolidated pro forma financial information as if the closing of the acquisition of Shenzhen Dasen and Vaslink had occurred on January 1, 2010:

	Years Ended December 31,
	2011	2010
	(unaudited)	(unaudited)
Revenue	$55,927,331	$36,692,095
Net income attributable to SKYC stockholders	$549,109	$1,912,607
Net income per share - basic and diluted	$0.02	$0.08

The unaudited supplemental pro forma financial information should not be considered indicative of the results that would have occurred if the acquisition of Shenzhen Dasen and Vaslink had been consummated on January 1, 2010, nor are they indicative of future results.

NOTE 16 — INCOME TAX

First Digital is a company incorporated in Hong Kong and has operations in the PRC, the only tax jurisdiction. First Digital did not earn any income that was derived in Hong Kong for the years ended December 31, 2011 and 2010 and therefore was not subject Hong Kong Profit tax. All of the Company’s income is generated in the PRC. Accordingly, its income tax provision is calculated based on the applicable tax rates and existing legislation, interpretations and practices in respect thereof.

On March 16, 2007, the PRC promulgated the New Enterprise Income Tax Law (the “New Income Tax Law”). The New Taxation Law which became effective on January 1, 2008. Under the New Taxation Law, all enterprises (both domestic enterprises and foreign invested enterprises) have one unified income tax rate of 25%.

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

The income tax rates for Shenzhen Dasen and Vaslink are 25%.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as:

	Years ended December 31,
	2011	2010
U.S. Statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)	(34)
PRC statutory income tax rate	24	22
Other (a)	12	-
Effective income tax rate	36%	22%

(a)	The 12% for the years ended December 31, 2011 represents expenses incurred by the Company that were not deductible for PRC income tax.

As of April 7, 2011, Xingtiankong acquired Shenzhen Dasen. Net long-term deferred tax liabilities of $43,289, resulting from the acquisition, were primarily related to the difference between the book basis and tax basis the inventory fair value step-up and identifiable intangible assets fair value adjustment.

As of October 12, 2011, Donxon acquired Vaslink. Net long-term deferred tax liabilities of $90,576, resulting from the acquisition, were primarily related to the difference between the book basis and tax basis the identifiable intangible assets fair value adjustment.

Summaries of the otherwise deductible (or taxable) current and non-current deferred tax items are as follows:

	December 31,
	2011	2010
Current deferred tax assets (liabilities)
Deferred rent	$8,924	$-
Inventory step-up from Shenzhen acquisition	23,087	-
Amortization expenses from identifiable intangible assets in Vaslink acquisition	1,651
Amortization expenses from identifiable intangible assets in Shenzhen acquisition	1,019	-
Total current deferred tax assets (liabilities)	34,681	-
Less: Valuation allowance	-	-
	$34,681	$-

	December 31,
	2011	2010
Deferred tax assets (liabilities) - non-current
Identifiable intangible assets fair value adjustment in Shenzhen Dasen acquisition	$(43,289)	$-
Identifiable intangible assets fair value adjustment in Vaslink acquisition	(90,576)	-
Total deferred tax assets (liabilities) - non-current	(133,865)	-
Less: Valuation allowance	-	-
	$(133,865)	$-

Income tax expenses are comprised of the following:

	Years Ended December 31,
	2011	2010
Current income tax expense	$312,735	$508,063
Deferred tax expense (benefit)	(34,133)	60,019
	$278,602	$568,082

Uncertain tax position

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its consolidated statements of income. There were no unrecognized tax benefits for the years ended December 31, 2011 and 2010. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions.  As of December 31, 2011 and 2010, the Company did not incur any interest and penalties.

NOTE 17 — SEGMENT INFORMATION

Pursuant to ASC 280 we disclose segments on a single entity basis, which in our case is the legal entity. The Company operates as two reportable segments. Substantially all of the Company’s sales and long-lived assets are in the PRC.

The Company currently operates and prepares accounting and other financial reports separately to management for six major business organizations (SKY Digital Stores, Corp., Hong Kong First Digital Holding Ltd.(“First Digital”), Shenzhen Donxon Mobile Communication Technology Co., Ltd. (“Donxon”), Vaslink Technology Ltd. (“Vaslink”),  Shenzhen Xing Tian Kong Digital Company Limited (“Xingtiankong”),  Shenzhen Dasen Communication Technology Company Limited (“Shenzhen Dasen”) and Xinyang City Donxon Mobile Communication Technology Company Limited (“Xinyang Donxon”)).

Our mobile phone manufacturing segment relates to the segment reporting of Donxon and retail store segment relates to Shenzhen Dasen. Management monitors these two segments regularly to make decisions about resources to be allocated to the segments and assess their performance.

The following table presents summarized information by segment:

	Years Ended December 31, 2011			Years Ended December 31, 2010
	Mobile phone manufacturing (b)	Retail store (a)	Total	Mobile phone manufacturing (b)	Total

Revenue	$47,121,807	$7,927,675	$55,049,482	$34,993,500	$34,993,500
Cost of goods	$(44,143,724)	$(7,541,127)	$(51,684,851)	$(31,290,164)	$(31,290,164)
Gross profit	$2,978,083	$386,548	$3,364,631	$3,703,336	$3,703,336
Commission and franchise income	$-	$251,742	$251,742	$-	$-
Income from operations	$1,293,710	$(608,040)	$685,670	$2,602,836	$2,602,836
Income tax expenses	$279,162	$(560)	$278,602	$568,082	$568,082
Depreciation & amortization	$173,387	$17,093	$190,480	$21,772	$21,772
Asset expenditures	$425,302	$37,974	$463,276	$109,086	$109,086
Total Assets	$21,055,551	$1,195,325	$22,250,876	$7,103,600	$7,103,600

(a)Retail store numbers presents periods from April 8 to December 31, 2011
(b)Mobile phone manufacturing numbers include Vaslink numbers from October 13 to December 31, 2011 as they are immaterial

NOTE 18 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events for purposes of recognition or disclosure through the date these financial statements were issued.

On January 12, 2012, Donxon entered into a short-term bank loan with Shenzhen Development Bank for $2,361,349 (RMB15,000,000). The interest rate is 15% more than the benchmark loan interest rate at the date of loan received by Donxon and interest expense is Payable monthly. The purpose of such bank loan is for working capital and the term is 302 days.  In 2011, Shenzhen Development Bank extended a line of credit of $7,871,165(RMB50,000,000) to the Company.  The Company has a unused line of credit of $1,574,233(RMB10,000,000).

On March 12, 2012, Xingtiankong formed Shenzhen Xingtiankong Digital Technology LLC (“Xingtiankong Digital”) in the city of Shenzhen under the laws of the PRC with registered capital of $787,116 (RMB 5,000,000).  Xingtiankong holds a 60% ownership of Xingtiankong Digital. Xingtiankong Digital is engaged in expanding retail store business and recruiting authorized resellers.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company's principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2011. Based upon that evaluation, the Company’s CEO and CFO noted two material weaknesses (see Management’s Report on Internal Control over Financial Reporting below) and concluded that the Company’s disclosure controls and procedures were not effective.  The management has since implemented corrective actions designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act.  Internal control over financial reporting includes those policies and procedures that:

-	Pertain to the maintenance of the records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company.
-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with General Accepted Accounting Principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s asset that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, internal control over financial may not prevent or detect misstatements. Also, because changes in conditions, internal control effectiveness may vary over time or deterioration in the degree of compliance with policies or procedure, controls may become inadequate.  Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.  Therefore, any current evaluation of controls cannot and should not be projected to future periods.

Our management is also required to assess and report on the effectiveness of our internal control over financial report in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effective of our internal control over financial reporting as of December 31, 2011. We have assessed the effectiveness of those internal controls using the Committee of Sponsoring Organizations of the Treadway Commission Internal Control – Integrated Framework as a basis for our assessment. The evaluation revealed significant deficiencies in;

•	Lack of expertise in US GAAP among our finance personnel
•	Insufficient monitoring controls to determine the adequacy of our internal control over financial reporting; related policies and procedures.

Based on the above material weaknesses, the management concluded that as of December 31, 2011, our internal controls over financial reporting were not effective.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate our material weakness.
•	Provided US GAAP training to existing finance staff
•	Recruit finance personnel with US GAAP certification
•	Recommend the Board of Directors to setup an Audit committee

Changes in Internal Control over Financial Reporting

During the period ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate our material weaknesses when we are able to do so financially and when the timing is appropriate for our company. We are currently evaluating steps needed to remediate deficiencies

Auditor Attestation

This annual report does not include an attestation report of our independent registered public accounting firm, Holtz Rubenstein Reminick LLP,  regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Security and Exchange Commission.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

Item 9B.     Other Information.

None.
PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The following are our officers and directors as of the date of this prospectus. All our officers and directors are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the U.S. upon them or to enforce judgments against them obtained from the U.S. courts.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Xiangfeng Lin	35	Chairman of the board, Chief Executive Officer
Johnny C.W. Chan	49	Chief Financial Officer
Euclid C. Wong	53	Secretary, director
Christos Vlachos	57	Independent director
Bin Wang	55	Independent director

Xiangfeng Lin, age 35, received his bachelor degree from Fuzhou University majoring in Business Administration and got his EMBA from Xiamen University. Mr. Lin founded Shenzhen Nan Kai Shi Ye Company Limited in April 2003. The company changed its name in 2008 and is currently known as Shenzhen Dong Sen Mobile Communication Technology Company Limited. Mr. Lin is currently serving as the Chairman of the company. Mr.Lin is the founder of SKYC and the mastermind behind its development. His vision, business and management track record in China and the mobile terminal production business experience will help SKYC expand and excel.

Euclid Wong, age 53, served as a Vice President in the International Investment Division of Apical China Investment Company Ltd. from January 2010 to December 2010. His primary responsibilities were analysis project earning potential and risk analysis in line with the company’s investment policies and investor expectations for a healthy business growth and returns on a project basis for China and foreign countries. From 2008 to 2010, he was a managing director at Cappier International, a business consulting company where he engaged in fund raising, management and business consulting. Mr. Wong received his Bachelor degree from University of Evansville, Indiana in 1985 and an MBA degree from University of Louisville, Kentucky in 1996. His experiences in business development will help the Company to further establish its presence in China and seek opportunities internationally.

Johnny C.W. Chan, age 49, has over 25 years of experience in business development and IT globally. He was a VP at Arrow Asia Pac, CTO at eIDS, and Assistant General Manager at PCCW/Hongkong Telecom (HKT). Mr. Chan has experience in investment and operation of online Marketplace, Vertical Communities, Procurement Platform, Portal and Enterprise Software. Mr. Chan has extensive experience in investment and setting up new businesses at HKT. He also has expertise in Business operation, Change Management / Business Processes reengineering, Applications development, IT architecture, infrastructure and IT operations. Prior to HKT, Mr. Chan holds IT management position in The Hong Kong & China Gas Co., Ltd. and AT&T in Hong Kong & Canada. Mr. Chan received a B. Math (Hons.) in Computer Science from University of Waterloo and a M.B.A. from University of Louisville. Mr. Chan brings along extensive experience in the telecommunications business, business operation and internal control that will make SKYC competitive in both the Chinese and international markets.

Chirstos Vlachos, age 57, from August 2005 to present, Dr. Vlachos serves as a consultant at Eravon Financiers Ltd. where he advises on international finance. He has experience in real estate fund management, director foreign investment in China, IPOs and cross country M&As in different industries, such as mining, infrastructure and utilities, shipping finance, retail, telecoms, food processing and energy. Mr. Vlachos received a Bachelor degree in Chemistry from Athens University, Greece in 1977. In 1981, he received a Ph.D in Materials Science and Engineering from Queen Mary College, University of London, United Kingdom. In 1989, Mr. Vlachos finished a one year program in Investment Management from London Business School, United Kingdom. Mr. Vlachos will provide the Company with insight to international finance and investment management.

Bin Wang, age55, currently is an Independent Business Consultant. From April 2009 to March 2010, he was the Managing Director of Redchip Companies, Inc., an investor relationships firm. From February 2007 to March 2009, Mr. Wang was a Managing Director at Eon Capital International Ltd. Form June 1994 to September 2006, he was a Vice President at JP Morgan Chase & Co. where he engaged in banking and financial management. Mr. Wang received his Master of Engineering degree from Jiao-Tong University, Xian, China in 1983. He also received a Master of Art degree in Economics in 1992 from Illinois State University. Mr. Wang has 25 years of management experience. His experience and knowledge from the real business world will help the Company develop its winning strategy, growth plan, assess both risks and opportunities in the marketplace, and assist the management team in taking the company to the next level.

Directors serve in such capacity until the next annual meeting of our stockholders and until their successors have been elected and qualified. Our officers serve at the discretion of our Board of Directors, until their death, or until they resign or have been removed from office.

There are no family relationships among our directors or officers.

During the fiscal year of 2011, our Board of Directors has 2 meetings, including meetings that were held by means of a conference telephone call, but excluding actions taken by unanimous written consent.

Audit Committee Financial Expert

We have not yet appointed an audit committee. At the present time, we believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Compensation Committee
We do not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

Code of Ethics

We have not yet adopted a corporate code of ethics. The Company’s board of directors is considering establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

☐	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

☐	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

☐
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

☐ ☐
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2011, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to SKY Digital Stores Corp. and its subsidiaries in the fiscal years ended December 31, 2011 and 2010 in their capacity as such officers. Mr. Xiangfeng Lin, our chief executive officer, president and also one of our directors, receives no additional compensation for his services in his capacity as director. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported below.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Option Awards(1)	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Xiangfeng Lin Chairman and	2011	19,300	-	-	-	-	-	-	19,300
CEO, (1)	2010	-	-	-	-	-	-	-	-

Johnny C.W. Chan CFO (2)	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-

Euclid C. Wong	2011	-	-	-	-	-	-	-	-
Director and Secretary (3)	2010	-	-	-	-	-	-	-	-

Bin Wang	2011	-	-	-	-	-	-	-	-
Director (4)	2010	-	-	-	-	-	-	-	-

Christos Vlachos	2011	-	-	-	-	-	-	-	-
Director (5)	2010	-	-	-	-	-	-	-	-

Lisa Lopomo	2011	-	-	-	-	-	-	-	-
Former President, CEO, CFO, Secretary, Treasurer and Director (6)	2010	-	-	-	-	-	-	-	-

William Tafuri	2011	-	-	-	-	-	-	-	-
Former President, CEO, CFO, Treasurer, Secretary, and Director (7)	2010	-	-	-	-	-	-	-	-

Xiuhong Tian	2011	-	-	-	-	-	-	-	-
Director (8)	2010	-	-	-	-	-	-	-	-

(1) Mr. Xiangfeng Lin was appointed a director and officer on December 13, 2010. Mr. Xiangfeng Lin resigned as the CFO and Secretary, effective on May 5, 2011.
(2) Mr. Johnny C.W. Chan was appointed the CFO of the Company on May 5, 2011.
(3) Mr. Euclid C. Wong was appointed as a director and officer on September 1, 2011.
(4) Mr. Bin Wang was appointed as an independent director on September 1, 2011.
(5) Dr. Christos Vlachos was appointed as an independent director on September 1, 2011.
(6) Ms. Lopomo was appointed a director and officer on February 24, 2010, and resigned as a director and officer on December 13, 2010.
(7) Mr. Tafuri resigned as a director and officer on February 24, 2010, his Option Awards for the year ended 2010 were cancelled at that time.
(8) Ms. Xiuhong Tian was appointed a director and officer on December 13, 2010 and resigned as director and officer on September 1, 2011.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Operating Subsidiaries Executive Compensation Summary

The table below sets forth the positions and compensations for each officer and director of Donxon and Dasen for the year ended December 31, 2011 and 2010. FDH, XTK and FDSC did not have any compensation arrangement or employment agreement for its executive in year 2011 and 2010.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Option Awards(1)	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jianxing Lin	2011	19,555	-	-	-	-	-	-	19,555
Vice President of Donxon	2010	4,850	-	-	-	-	-	-	4,850

Zihong Lin	2011	14,467	-	-	-	-	-	-	14,467
General Manager of Donxon	2010	-	-	-	-	-	-	-	-

Stock Options.

We have not granted any stock options to any of our officers or directors and do not have any stock option plans in effect as of Mar 20, 2012. In the future, we may grant stock options to our officers, directors, employees or consultants.

Long-Term Incentive Plans.

We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans and have no intention of implementing any of these plans for the foreseeable future.

Employee Pension, Profit Sharing or other Retirement Plans.

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors.

Our directors do not receive any compensation pursuant to any standard arrangement for their services as directors as of December 31, 2011.

Employment Agreements

We do not have any employments agreements with our officers and employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows, as of March 27, 2012, the common stock ownership of (i) each person known by us to be the beneficial owner of five percent or more of our common stock, (ii) each officer and director and (iii) all officers and directors as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner	Amount of Beneficial Ownership (Shares)	Percent of Class (2)
Xiangfeng Lin (CEO/Chairman) #1801 Building B, Hai Song Da Sha Che Gong Miao, Fu Tian Qu Shenzen, China 518041	6,479,221	26.35%
Johnny C.W. Chan (CFO) #1801 Building B, Hai Song Da Sha Che Gong Miao, Fu Tian Qu Shenzen, China 518041	-	-
Euclid C. Wong (Secretary/Director) #1801 Building B, Hai Song Da Sha Che Gong Miao, Fu Tian Qu Shenzen, China 518041	-	-
Bin Wang (Director) #1801 Building B, Hai Song Da Sha Che Gong Miao, Fu Tian Qu Shenzen, China 518041	-	-
Christos Vlachos (Director) #1801 Building B, Hai Song Da Sha Che Gong Miao, Fu Tian Qu Shenzen, China 518041	-	-
Officers and Directors as a group (5 persons)	6,479,221	26.35%
Jianxing Lin No.328, 61 Nan Lu, 3-503 Rong Xin Nan Yuan, Cang Shan Qu, Fuzhou Shi, Fujian Province, China	2,253,023	9.16%
Wenbin Wu No.033 Long Zhu Dadao, Taoyuan Cun, 79 Dong, 405 Shi, Nanshan Qu, Shenzhen, China	1,389,760	5.65%
Jinshui Lin No. 10 Cun Hou Cun, Shang Gan Zhen Hou Cun, Min Hou Xian, Fujian Province, China	2,134,443	8.68%
Xiuzi Lin No. 39 Gui Shan Cun, Jin An Qu, Fuzhou, Fujian Province, China	1,897,283	7.72%
Shenzhen Top Finance Guaranty Investment Inc. Suite 706, Central Business Tower, No. 88 Fuhua 1 Rd, Futian District, Shenzhen, China 518048	2,134,443	8.68%
TF Capital Management (HK) Limited Unit D 16/F, Cheuk Nang Plaza, 250 Hennesy, Wanchai, Hong Kong	1,778,703	7.23%

In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on Mar 22,2012, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on Mar 22, 2012 (25,554,320), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 1, 2010, Yellowcake Mining, Inc. (currently known as SKY Digital Stores Corp, the “Company” or “SKYC”) entered into a subscription agreement with Xiuhong Tian, pursuant to which the Company issued and sold 60,000,000 shares of the Company’s common stock to Ms. Tian for aggregate proceeds of $60,000 (the “Private Placement”). Upon the closing of the Private Placement, Ms. Tian acquired 52.02% of the Company’s issued and outstanding common stock and attained voting control of the Company. The shares of the common stock that were issued to Ms. Tian were not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon an exemption from the registration provided by Section 4(2) under the Securities Act, which exempts transactions by an issuer not involving a public offering. The shares were issued in a privately negotiated transaction and no form of general advertising was used to offer or sell these securities. At the closing of the Private Placement, Xiangfeng Lin was appointed as Chief Executive Officer, Chief Financial Officer and Secretary of the Company and as a member of the board of directors. In addition, Xiuhong Tian was appointed to the Company’s board of directors, which appointment took effect on December 13, 2010.

On December 1, 2010, Xiuhong Tian purchased a promissory note issued by the Company on February 18, 2010 in the principal amount of $125,000, whose initial issuance was disclosed in our Current Report on the Form 8-K filed on February 18, 2010. The purchase price of the promissory note is $134,000, including both the principal and the accrued but unpaid interest.

On May 5, 2011, SKYC entered into a Share Exchange Agreement (“Exchange Agreement”) by and among SKYC, FDH, and the shareholders of FDH (the “FDH Shareholders”). The closing of the transaction (the “Closing”) took place on May 5, 2011 (the “Closing Date”). The directors and majority stockholders of the Company have approved the Exchange Agreement and the transactions contemplated under the Exchange Agreement. The directors and majority stockholders of FDH have approved the Exchange Agreement and the transactions contemplated thereunder. Mr. Lin Xianfeng, the sole officer and chairman of the Company, is also the sole officer and chairman of FDH. As a further condition to the Share Exchange, Johnny C.W. Chan and Xiuhong Tian, a current Director of the Company, were appointed as the new officers of the Company, effective immediately at the Closing.

The FDH Shareholders are Xiangfeng Lin, Jianxing Lin, Wenbin Wu, Zihong Lin, Junyong Wang, Kun Chen, Jinshui Lin, Xiuzi Lin, Chengfeng Zhang, Shenzhen Top Finance Guaranty Investment Inc., TF Capital Management (HK), Lingjuan Wang, Linlin Li, Hao Wang and Xiaolan Dai. Jinshui Lin is the father of Xiangfeng Lin and Zihong Lin. Zihong Lin is the brother of Xiangfeng Lin and son of Jinshui Lin.

On April 8, 2011, XTK and Guan Yinyan, CEO and Chairman of Dasen, entered into a Consultancy Agreement under which Guan Yinyan would serve as a management consultant to XTK. As consideration, XTK would pay Guan Yinyan a total of $303,407.

On July 7, 2011, the Company entered into a loan agreement with Shenzhen Top Finance Guaranty Investment Inc. (“Top Finance”), a shareholder with 8.68% of the total outstanding shares of common stock of the Company. Pursuant to the term of the loan agreement, Top Finance made a loan in the aggregate amount of $2,991,042.61 (RMB 19,000,000) to the Company for general corporate purposes, with no interest. The largest aggregate amount was $2,984,040.37 (RMB 18,955,519.64). The amount outstanding as of February 29, 2012 was $2,188,279.06 (RMB 13,900,605.09).  The company repaid $749,903.90 (RMB 4,763,614.55) of the loan during 2011.

On September 23, 2011, the Company entered into a loan agreement with Jianxing Lin, a shareholder with 9.16% of the total outstanding shares of common stock of the Company. Pursuant to the term of the loan agreement, Jianxing Lin made a loan in the aggregate amount of $529,320.80 (RMB 3,362,404.50) to the Company for general corporate purposes, with no interest. The largest aggregate amount and the amount outstanding as of February 29, 2012 was $529,320.80 (RMB 3,362,404.50). The company has not made any repayment of the loan during 2011.

On September 23, 2011, the Company entered into a loan agreement with Xiangfeng Lin, the Chief Executive Officer and Chairman of the Company. Pursuant to the term of the loan agreement, Xiangfeng Lin made a loan in the aggregate amount of $207,637.86 (RMB 1,318,977.95) to the Company for general corporate purposes, with no interest. The largest aggregate amount and the amount outstanding as of February 29, 2012 was $207,637.86 (RMB 1,318,977.95). The company has not made any repayment of the loan during 2011.

On October 17, 2011, Donxon entered into a Joint Loan and Joint Security Agreement (“Joint Loan and Joint Security Agreement”) with Shenzhen AIV Technology Co., Ltd. (“AIV”), Shenzhen Hua Foil Gilding Craft Co., Ltd. (“Hua”), Shenzhen SPA Moment Investment Development Co., Ltd. (“SPA”, and together with AIV, Hua and Donxon, the “Borrowers”) and the Shenzhen Branch of China Construction Bank (“CCB”). Pursuant to the Joint Loan and Joint Security Agreement, the Lender has committed to make advances to AIV in an aggregate amount of up to RMB 9,000,000, to Hua in an aggregate amount of up to RMB 6,000,000, to SPA in an aggregate amount of up to RMB 6,000,000 and to Donxon in an aggregate amount of up to RMB 9,000,000. All the Borrowers have several and joint responsibilities for the aggregate loan amount of the other Borrowers. The purposes of the line of credits are for purchases of raw materials and general operations. In connection with the Joint Loan and Joint Security Agreement, Xiangfeng Lin, the Chief Executive Officer and Chairman of the Company, entered into an Individual Guarantee Agreement with the CCB on October 17, 2011, pursuant to which Xiangfeng Lin agreed to be jointly responsible for the principal and interest accrued under the Joint Loan and Joint Security Agreement.

On December 29, 2011, Dasen entered into a Renminbi Working Capital Loan Agreement (“Working Capital Loan Agreement”) with CCB, pursuant to which, CCB has committed to make advances to Dasen in an aggregate amount of up to RMB 10,000,000 with an interval interest rate that is to be determined and adjusted every three months from the loan drawing day between 5% lower and 60% higher than the benchmark interest rate (the “CCB Loan”). Shenzhen Zhong Ke Zhi Guarantee Company (“Guarantee Company”) provided guarantee to CCB for the CCB Loan. In connection with its guarantee, Xiangfeng Lin, the Company’s Chief Executive Officer and Chairman, entered into a Reverse Guarantee Agreement with the Guarantee Company dated December 29, 2011, pursuant to which, Xiangfeng Lin agreed to be jointly responsible for the principal, interest, penalties and damages paid by the Guarantee Company in connection with its guarantee to the CCB Loan.

Except as otherwise disclosed herein or incorporated herein by reference, there have not been any other transactions, or proposed transactions, during the last year, to which the Company was or is to be a party, in which any director or executive officer of the Company, any nominee for election as a director, any security holder owning beneficially more than five percent of the common stock of the Registrant, or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest. There are no company policies or restrictions or limitations in place relating to current or future related party transactions or business combination transactions between related parties.

Independent Directors

Bin Wang and Christos Vlachos are independent directors, as such term is defined by the rules of the New York Stock Exchange,

Item 14. Principal Accounting Fees and Services.

We were billed by Holtz Rubenstein Reminick LLP, an independent public accounting firm, for the following professional services they performed for us during the fiscal years ended December 31, 2011 and 2010 as set forth in the table below.

	Fiscal year ended December 31,
	2010	2011
Audit fees	$--	$187,276
Audit-related fees	$--	$--
Tax fees	$--	$--
All other fees	$--	$--

We were billed by Bernstein & Pinchuk LLP, an independent public accounting firm, for the following professional services they performed for us during the fiscal year ended December 31, 2011 and 2010 as set forth in the table below.

	Fiscal year ended December 31,
	2010	2011
Audit fees	$5,000	$--
Audit-related fees	$--	$--
Tax fees	$--	$--
All other fees	$3,000	$--

The Board of Directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

As of the date of this filing, our current policy is to not engage Holtz Rubenstein Reminick LLP to provide, among other things, bookkeeping service, appraisal or valuation services, or international audit services. The policy provides that we engage Holtz Rubenstein Reminick LLP to provide audit, tax, and other Assurance services, such as review of SEC reports of filings.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) Financial Statements
(1) The following financial statements of SKY Digital Stores Corp. are included in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Balance Sheet at December 31, 2011and 2010
Statements of Operations - for the years ended December 31, 2011 and 2010
Statements of Cash Flows - for the years ended December 31, 2011 and 2010
Statements of Stockholders’ Equity - for the years ended December 31, 2011 and 2010
Notes to Financial Statements

(d) Exhibits
Exhibit Number	Description
3.1	Certificate of Incorporation. (1)
3.2	By-Laws. (1)
10.1	Share Exchange Agreement by and between the Company, HongKong First Digital Holding Company Limited and the FDH Shareholders, dated May 5, 2011. (2)
10.2	Interest Transfer Agreement between Yinyan Guan and Qingguo Zeng dated April 7, 2011. (2)
10.3	Supplemental Agreement between Yinyan Guan and Qingguo Zeng dated April 8, 2011. (2)
10.4	Consulting Agreement between. Shenzhen Xing Tian Kong Digital Co., Ltd. and Yinyan Guan dated April 8, 2011. (2)
10.5	Acquisition Agreement, dated October 12, 2011, among Shenzhen Donxon Mobile Communications Technologies Company Ltd., Vaslink Technology Ltd., and the shareholder of Vaslink Technology Ltd. (3)
10.6
Joint Loan and Joint Security Agreement, dated October 17, 2011, by and among Shenzhen AIV Technology Co., Ltd., Shenzhen Hua Foli Gilding Craft Co., Ltd., Shenzhen SPA Moment Investment Development Co., Ltd., Shenzhen Donxon Mobile Communication Technology Company Ltd. and Shenzhen Branch of China Construction Bank. (4)

10.7	Maximum Security Deposit Pledge Agreement, dated October 17, 2011, by and between Shenzhen Donxon Mobile Communication Technology Company Ltd. and Shenzhen Branch of China Construction Bank. (4)
10.8	Renminbi Working Capital Loan Agreement, dated December 29, 2011, by and between Shenzhen Dasen Communication Technology Co., Ltd. and Shenzhen Branch of China Construction Bank. (4)
10.9	Loan Agreement, dated January 12, 2012, by and between Shenzhen Donxon Mobile Communication Technology Company Ltd. and Shenzhen Development Bank. (4)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Extension Presentation Linkbase*
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on September 22, 2006.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2011.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2011.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2011.
*
The Exhibits attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the“Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY Digital Stores Corp.

Date: March 30, 2012	By:	/s/ Xiangfeng Lin
Xiangfeng Lin President and Chief Executive Officer

Date: March 30, 2012	By:	/s/ Johnny C.W. Chan
Johnny C.W. Chan Chief Financial Officer