Form 10-Q
period 2012-03-31
SKY DIGITAL STORES CORP.
filed 2012-05-15
CIK 1375483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,854,320 shares of common stock are issued and outstanding as of May 10, 2012.

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

Our unaudited condensed consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "SKYC" mean SKY Digital Stores Corp., unless the context clearly requires otherwise.

ITEM 1 FINANCIAL STATEMENTS.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

Page
Unaudited Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	F-2
Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the Three Months Ended March 31, 2012 and 2011	F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011	F-4
Notes to Unaudited Condensed Consolidated Financial Statements	F-5 - F-24

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011

ASSETS

Current assets
Cash and cash equivalents	$8,611,584	$8,316,669
Restricted cash	428,846	4,360,625
Accounts receivable	2,783,272	2,433,043
Inventories, net	6,053,247	3,630,676
Prepaid expenses	107,458	156,623
Trade deposit	1,558,272	1,042,237
Other receivables	50,904	121,038
Loan to third parties	3,531,315	187,334
Loan to employees	-	445,197
Due from related party	3,176,635	-
Deferred tax assets	34,383	34,681
Total current assets	26,335,916	20,728,123

Property and equipment, net	542,911	556,209
Prepaid expense, non-current	228,381	134,532
Restricted cash, non-current	-	157,423
Security deposits	158,832	65,238
Goodwill	17,979	17,820
Intangible assets, net	517,732	533,809
Deferred financing cost	88,665	57,722
Total non-current assets	1,554,500	1,522,753

TOTAL ASSETS	$27,890,416	$22,250,876

LIABILITIES AND EQUITY

Current liabilities
Short-term bank loans	$7,782,756	$5,352,392
Due to related parties	3,228,987	5,039,493
Loans from third parties	1,442,658	2,861,246
Accounts payable	6,832,556	1,642,443
Accrued expenses and other payable	251,746	289,125
Advance from customers	78,423	325,716
Taxes payable	98,314	29,304
Total current liabilities	19,715,441	15,539,719

Long-term liabilities
Acquistion payable	-	1,180,675
Long-term bank loan	1,588,318	-
Deferred rent	37,518	37,185
Deferred tax liabilities	133,971	133,865
Total liabilities	21,475,248	16,891,444

COMMITMENTS AND CONTINGENCIES

Equity
Common stock, $0.001 par value; 750,000,000 shares authorized,
25,554,320 and 24,586,090 sahres issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively	25,554	24,586
Additional paid-in capital	5,154,301	3,974,594
Retained earnings	2,906	291,386
Statutory reserves	356,864	356,864
Accumulated other comprehensive income	724,735	628,567
Total Sky Digital Stores Corp. equity	6,264,359	5,275,997
Non-controlling interest	150,809	83,435
Total Equity	6,415,168	5,359,432

TOTAL LIABILITIES AND EQUITY	$27,890,416	$22,250,876

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	For three months ended March 31,
	2012	2011

Sales	$20,515,279	$9,431,261

Cost of goods sold	19,737,414	8,444,418

Gross profit	777,865	986,843

Income from commission and licensing stores	126,058	-

Operating expenses
Selling expenses	77,174	122,005
General and administrative expenses	888,429	330,754
Total operating expenses	965,603	452,759

Income (loss) from operations	(61,680)	534,084

Other income (expenses)
Other income (expenses)	(59,169)	1,628
Interest income	6,806	-
Interest expenses	(125,403)	-
Total other income (expenses)	(177,766)	1,628

Income (loss) before income taxes	(239,446)	535,712

Provision for Income taxes	(50,774)	(151,657)

Net income (loss)	(290,220)	384,055
Less: net loss attributable to non-controlling interest	(1,738)	-
Net income (loss) attributable to Sky Digital Stores Crop.	(288,482)	384,055

Net income (loss)	(290,220)	384,055
Other comprehensive income (loss)
Foreign currency translation adjustment-Sky Digital Stores Corp.	92,729	31,545
Foreign currency translation adjustment-noncontrolling interest	3,439	-

Comprehensive income (loss)	(194,052)	415,600

Comprehensive income attributable to non-controlling interest	1,701	-

Comprehensive income (loss) attributable to Sky Digital Stores Corp.	$(195,753)	$415,600

Basic and diluted earnings (loss) per share	$(0.01)	$0.02

Basic and diluted weighted average shares outstanding	23,811,794	23,716,035

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(290,220)	384,055
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	81,110	6,022
Provision for obsolete inventories	20,031	-
Deferred rent	691	20,388
Amortization for deferred financing cost	3,615	-
Deferred taxes	(783)	-
Changes in operating assets and liabilities:
Restricted cash	4,131,561	-
Accounts receivable	(327,417)	(265,114)
Inventories	(2,368,500)	(664,266)
Prepaid expenses	(41,954)	19,620
Trade deposit	(505,496)	591,151
Security deposits and other receivables	(353,595)	(59,741)
Accounts payable	5,205,511	190,694
Accrued expenses and other payables	34,665	(130,938)
Advance from customers	(244,239)	-
Tax payable	69,285	(57,677)

Net cash provided by operating activities	5,344,935	34,194

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(62,477)	(81,676)
Purchase of intangible assets	(41,853)	-

Net cash used in investing activities	(104,330)	(81,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan to third parties	(3,498,207)	-
Loan to related party	(2,697,483)	-
Proceeds from bank loans	4,052,802	-
(Repayment) proceeds from stockholder loans	(1,763,257)	75,722
Repayment of loans from third party	(1,391,763)	-

Net cash provided by financing activities	(5,297,908)	75,722

Effect of exchange rate chnages on cash and cash equivalents	352,218	16,173

Net increase in cash and cash equivalents	294,915	44,413

Cash and cash equivalents, beginning of period	8,316,669	38,216

Cash and cash equivalents, end of period	$8,611,584	$82,629

Supplemental disclosure for cash flow information
Income tax paid	$31,432	$209,334
Interest paid	$125,403	$-

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

First Digital operates through its wholly owned subsidiaries, Shenzhen Donxon Mobile Communication Technology Co., Ltd. (“Donxon”) and Shenzhen Xing Tian Kong Digital Company Limited (“Xingtiankong”). Donxon was incorporated in the People’s Republic of China (the “PRC”) on April 9, 2003. First Digital acquired all $4,112,913 (RMB 30,000,000) of registered Capital of Donxon on September 30, 2010. On February 28, 2011, First Digital formed Xingtiankong in the city of Shenzhen under the laws of the PRC with registered capital of $151,704 (RMB 1,000,000).  First Digital owns 100% of the issued and outstanding capital stock of Donxon and Xingtiankong.

On April 7, 2011, Xingtiankong acquired all of the registered capital of Shenzhen Dasen Communication Technology Company Limited (“Shenzhen Dasen”) with total consideration of $1,237,816. Shenzhen Dasen was incorporated in the city of Shenzhen under the laws of PRC on November 26, 2007. Xintiankong owns 100% of the issued and outstanding capital stock of Shenzhen Dasen.  Shenzhen Dasen is the holder of 70% of the issued and outstanding capital of Foshan Dasen Communication Chain Service Company Limited (“Foshan Dasen”), a company incorporated in PRC on January 19, 2007, and two PRC individuals own the remaining 30% ownership interest in Foshan Dasen. Shenzhen Dasen was established on November 26, 2007 in Shenzhen, PRC. It engages in the retail business of selling mobile communication products and accessories in PRC and operates the retailing business through its retail website (http://www.dasen.com.cn/) and three branch chain stores located within Guangdong Province.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

On August 1, 2011, the Company incorporated a subsidiary, Xinyang City Donxon Mobile Communication Technology Company Limited, in Henan Province (“Xinyang Donxon”). Xinyang Donxon will perform as a logistics center and a customer service, training and manufacturing facility for the Company.

In July and August, 2011, the Company entered into licensing management agreements with multiple independently owned retailing stores throughout Guangdong province, PRC. According to the agreement entered into, the Company will provide branding, product sourcing and management training to the store management and charge a fixed management fee each month.

On October 12, 2011, Donxon entered into an acquisition agreement (“Agreement”) with Vaslink Technology Ltd. (“Vaslink”) and the sole shareholder of Vaslink to acquire Vaslink for $1,180,675 (RMB 7,500,000) in Company’s common stock. Vaslink is a company engaged in the research, development, wholesale and retail of computer information technology, communications products, hardware and software in Guangzhou, PRC. On March 22, 2012, the Company issued an aggregate of 974,583 shares of common stock pursuant to an Acquisition Agreement among Donxon, Vaslink and the sole Shareholder of Vaslink.

On March 12, 2012, Xingtiankong formed Shenzhen Xingtiankong Digital Technology Company Limited (“Xingtiankong Digital”) in the city of Shenzhen under the laws of the PRC with registered capital of $787,116 (RMB 5,000,000).  Xingtiankong holds 60% and two PRC individuals hold 40% ownership of Xingtiankong Digital. Xingtiankong Digital is engaged in expanding retail store business and recruiting authorized resellers.

The Company’s business is mainly operated by Donxon and Shenzhen Dasen, engaged in the business of designing, manufacturing and selling of mobile communications and digital products and retailing stores in the PRC.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company as of March 31, 2012, and for the three months ended March 31, 2012 and 2011, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of SEC.  The unaudited condensed consolidated financial statements include the financial statements of the Company and its 100% owned subsidiaries First Digital, Donxon, Xingtiankong and Xinyang Donxon. Pursuant to the Share Exchange Agreement entered into on May 5, 2011, stockholders of First Digital became the majority stockholders of the Company. Certain information and disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements reflect all adjustments that in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows  for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The unaudited condensed consolidated financial statements of the Company reflect the principal activities of the following entities. All material intercompany transactions have been eliminated.

Name of the entity	Date of Formation	Place of Incorporation	Ownership Percentage
Sky Digital Stores, Corp.	March 23, 2006	Nevada	Parent
First Digital	September 30, 2010	Hong Kong, China	100%
Donxon	April 9, 2003	Shenzhen, China	100%
Xintiankong	February 28, 2011	Shenzhen, China	100%
Xinyang Donxon	August 1, 2011	Xinyang, China	100%
Vaslink	September 11, 2007	Guangzhou, China	100%
Shenzhen Dasen	November 26, 2007	Shenzhen, China	100%
Foshan Dasen	January 19, 2007	Foshan, China	70%
Xingtiankong Digital	March 12, 2012	Shenzhen, China	60%

Reclassifications

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from these estimates.  Significant items subject to such estimates and assumptions include the recoverability of the carrying amounts of recorded assets and liabilities, estimated useful lives of property and equipment, lives of intangible assets, inventory obsolesce and the allowance for doubtful accounts.

Fair Value of Financial Instruments

The Company has categorized its assets and liabilities at fair value based upon the fair value hierarchy specified by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

iii.	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of March 31, 2012 and December 31, 2011, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, accounts payable, short-term loans, stockholder loans and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Company. The fair value of long-term bank loans also approximate their recorded value because long-term borrowings bear a floating rate of interest. As the stated interest rate reflects the market rate, the carrying value of the bank borrowings approximates its fair value.

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). - The functional currency for First Digital Holdings is Hong Kong Dollar (“HKD”). The functional currency for all PRC  subsidiaries  is Renminbi (“RMB”), the currency of the PRC. - In accordance with the Codification ASC 830, “Foreign Currency Matters”, an entity's functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash. All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods.  The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in stockholders’ equity in accordance with the Codification ASC 220 Comprehensive Income.

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

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31,	December 31,	March 31,
	2012	2011	2011
Period end RMB : USD exchange rate	6.2960	6.3523	6.7886
Average RMB : USD exchange rate	6.3085	6.4544	6.8172
Period end HKD : USD exchange rate	7.7643	7.7688	7.7785
Average HKD : USD exchange rate	7.7605	7.7839	7.7879

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Cash and Cash Equivalents

Cash includes cash on hand and deposits in PRC and Hong Kong banks which are unrestricted as to withdrawal or use. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Management believes that these major financial institutions are of high credit quality. Since a majority of bank accounts are located in the PRC, these bank balances are unsecured.

The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Restricted Cash

Restricted cash is related to deposits required by bank for banker’s acceptance notes and loans. These balances are subject to withdrawal restrictions and are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

The balance of total restricted cash was $428,846 and $4,518,048 as of March 31, 2012 and December 31, 2011, respectively.

Accounts Receivable

Accounts receivable are recognized and carried at original invoice amounts less allowance for any uncollectible amounts. The Company does periodical reviews as to whether the carrying values of accounts have become impaired. The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, the management estimates the valuation allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be recorded as a change in allowance for doubtful accounts. Usually, the credit term is within 180 days. If amount with aging is over 180 days, then allowance for doubtful accounts may be estimated and recorded.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of March 31, 2012 and December 31, 2011, no allowance for doubtful accounts was deemed necessary as a majority of the outstanding receivables were collected within three months subsequent to the closing of period indicated.

Inventories

Inventories are stated at the lower of cost or market value, using the FIFO method. The cost of inventories comprises all costs of purchases, costs of labors, direct fixed and variable production overheads and other costs incurred in bringing the inventories to their present location and condition. The Company provides inventory reserves based on excess and obsolete inventories determined principally by customer demand.

Management periodically evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. Inventory valuation allowance as of March 31, 2012 and December 31, 2011 amounted to $20,042 and $0, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of March 31, 2012 and December 31, 2011, there was no impairment of long-lived assets.

Intangibles Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified as of the balance sheet dates.

In conjunction the acquisition of Shenzhen Dasen and Vaslink, the Company capitalized $93,575 and $451,857 of identifiable intangible assets, respectively. The identifiable intangible assets consist primarily of trade name, customer relationships and technology. Trade name, customer relationships and technology are to be amortized over 10 years, their estimated useful life. The Company recorded amortization expenses for intangible assets of $24,183 and $0 for the three months ended March 31, 2012 and 2011.

Goodwill

The Company tests goodwill for impairment annually in the fourth quarter by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units. Additionally, the Company may perform tests between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and could adversely affect net income and earnings per share. Shenzhen Dasen and Vaslink are the only reporting units that carry goodwill subject to impairment test. Shenzhen Dasen was acquired by the Company on April 7, 2011 and Vaslink was acquired by the Company on October 12, 2011. No impairment indicators occurred subsequent to the acquisition.

Revenue Recognition

Effective April 7, 2011, the Company had two types of revenue streams from its two lines of businesses, namely (i) design, manufacturing and sale of mobile phones and digital products (Donxon), (ii) retailing stores (Shenzhen Dasen).

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company records revenues when all of the following criteria have been met:

-	Persuasive evidence of an arrangement exists. The Company generally relies upon sales contracts or agreements, and customer purchase orders, to determine the existence of an arrangement;

-	Sales price is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment;

-
Delivery has occurred. The Company uses shipping terms and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. The Company’s customary shipping terms are FOB destination point;

-
Collectability is reasonably assured. The Company assesses collectability based on creditworthiness of customers as determined by our credit checks and their payment histories. The Company records accounts receivable net of allowance for doubtful accounts and estimated customer returns.

Income from Commission and Licensing Stores

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

The Company entered into agreements with multiple independently owned retailing stores throughout Guangdong province, PRC in the third quarter of 2011. According to the revised agreements entered into by the parties, the Company is entitled to a management fee from these licensing stores. The management fee will be a fixed fee each month. The company recognizes fixed management fee each month.

Product Warranty

The Company provides product warranties to its customers that its products will meet the functionality standards agreed to in each sales arrangement. The warranty period ranges from three months up to a one-year. The Company expenses all warranty expenses at the earlier of the time their existence is known or as expenses are incurred. For the three months ended March 31, 2012 and 2011, warranty expenses have been minimal and no warranty reserve was considered necessary. The Company believes the existence of the product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply FASB ASC Topic 605-25 separation and allocation model for a multiple deliverable arrangement. FASB ASC Topic 450 specifically addresses the accounting for standard warranties and neither SAB 104 nor FASB ASC Topic 605-25 supersedes FASB ASC Topic 450.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company has adopted the provisions of ASC subtopic 740-10 (“ASC 740-10”). ASC 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognizing, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company applies the provisions of ASC 740-10, Accounting For Uncertainty In Income Taxes, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in its combined financial statements. ASC 740-10 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740-10 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. There are no material uncertain tax positions as of March 31, 2012 and December 31, 2011, respectively. All tax returns since inception are subject to examination by tax authorities.

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income and foreign currency translation adjustments.

 Stock-based Compensation

Share-based payment transactions with employees, such as share options and non-vested shares, are measured based on the grant-date fair value of the equity instrument issued, and recognized as compensation expense over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period.

Shares awards issued to non-employees (other than non-employee directors), such as consultants, are measured at fair value at the earlier of the commitment date or the date the service is completed and recognized over the period the service is provided.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company does not make appropriations to the discretionary surplus reserve fund.  As of March 31, 2012 and December 31, 2011, the Company had appropriated $356,864 and $356,864 of statutory surplus reserve funds, respectively.

 Non-controlling Interest

Non-controlling interest represents minority shareholder’s 30% ownership interest in Foshan Dasen and 40% ownership interest in Shenzhen Xin Tian Kong Technology.

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

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Segment Reporting

ASC 280, “Disclosure about Segments of an Enterprise and Related Information”, requires disclosure of reportable segments used by management for making operating decisions and assessing performance. Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. All of the Company’s operations are conducted in two industry segments (see Note 12).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions.  The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.  As of March 31, 2011 and December 31, 2011, the Company’s cash was with banks in the PRC and Hongkong, where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the three months ended March 31, 2012, two customers accounted for 49.2%, and 11.5% of the Company’s sales. For the three months ended March 31, 2011, no single customer accounted for more than 10% of the Company’s sales.

For the three months ended March 31, 2012, three vendors provided 24.8%, 22.9% and 13.1% of the Company’s total purchases, respectively.  For the three months ended March 31, 2011, three vendors accounted for 15.1%, 14.3% and 10.3% of the Company’s total purchases, respectively.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — INVENTORIES, NET

As of March 31, 2012 and December 31, 2011, Inventories consist of the following:
	March 31,	December 31,
	2012	2011

Raw materials	$1,706,872	$511,182
Finished goods	4,366,417	3,119,494
Less: Provision for inventory allowance	(20,042)	-
	$6,053,247	$3,630,676

NOTE 4 — TRADE DEPOSIT

The Company advances cash as deposits to certain vendors for the purchase of inventory. Advances to vendors are interest free and unsecured, which are recorded when payments are made by the Company and relieved against inventory when goods are received. As of March 31, 2012 and December 31, 2011, trade deposits amounted to $1,558,272 and $1,042,237, respectively.

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	March 31,	December 31,
	2012	2011
Machinery and equipment	$126,193	$95,354
Office equipment	387,954	310,900
Leasehold improvements	306,423	303,705
Vehicle	64,040	63,474
Sub-total	884,610	773,433
Less: Accumulated depreciation	(341,699)	(217,224)
Property and equipment, net	$542,911	$556,209

Total depreciation expense for the three months ended March 31, 2012 and 2011 amounted to $56,927 and $6,022, respectively.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INTANGIBLE ASSETS, NET

As of March 31, 2012 and December 31, 2011, net intangible assets, consist of the following:

	Gross	Weighted-average		Net
	carrying	remaining amortization	Accumulated	carrying
	amount	period	amortization	amount
March 31, 2012
Customer Relations	$18,408	8.96 years	$(1,112)	$17,296
Technology	446,108	9.58 years	(25,327)	420,781
Trade name	75,391	9.50 years	(4,516)	70,785
Others	12,705	9.00 years	(3,925)	8,780
Total intangible assets, net	$552,612		$(34,880)	$517,732

	Gross	Weighted-average		Net
	carrying	remaining amortization	Accumulated	carrying
	amount	period	amortization	amount
December 31, 2011
Customer Relations	$18,245	9.21 years	$(560)	$17,685
Technology	442,152	9.83 years	(6,461)	435,691
Trade name	74,722	9.75 years	(3,658)	71,064
Others	12,593	9.25 years	(3,225)	9,368
Total intangible assets, net	$547,712		$(13,903)	$533,809

The Company recorded amortization expenses for intangible assets of $24,183 and $0 for the three months ended March 31, 2012 and 2011, respectively.

The estimated future amortization expenses related to intangible assets as of March 31, 2012 are as follows:

Year ending December 31,
2012	$36,957
2013	54,402
2014	54,402
2015	54,402
2016	54,402
Thereafter	263,167
Total	$517,732

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — BANK LOANS

The following is a summary of the Company's short-term and long-term bank loans as of March 31, 2012 and December 31, 2011:
		March 31,	December 31,
		2012	2011
Short-term bank loans Shenzhen Development Bank
Interest at 6.56%, payable June 27, 2012	(a)	$3,970,794	$3,935,582
Interest at 7.54%, payable November 9, 2012	(b)	2,382,476	1,416,810
China Construction Bank
Interest at 7.87%, payable October 16, 2012	(c)	1,429,486	-
Total short-term bank loans		$7,782,756	$5,352,392
Long-term bank loan
Shenzhen Development Bank
Interest at 7.98%, payable July 5, 2013 (d)	$1,588,318	$-
Total long-term bank loan	$1,588,318	$-

(a)
On May 26, 2011, Donxon entered into a maximum guarantee agreement with Shenzhen Development Bank. Pursuant to the agreement, Shenzhen Development Bank extended a line of credit of $7,943,695 (RMB 50,000,000) to Donxon.  On June 28, 2011, Donxon entered into a short-term bank loan agreement with Shenzhen Development Bank for $3,970,794 (RMB 25,000,000) against the line of credit with a 6.56% annual interest rate. Pursuant to the Loan Agreement, interest expense is payable monthly. The credit line were secured by Mr. Lin, Xiangfeng(CEO), a business associate and an unrelated party with the total guaranteed amount of $23,831,085 (RMB 150,000,000). The full amount of the loan will be repaid on June 27, 2012.

(b)
On January 12, 2012, Donxon entered into a short-term bank loan agreement with Shenzhen Development Bank for $2,382,476 (RMB 15,000,000) with a floating rate of 15% over the applicable one year benchmark interest rate from the People’s Bank of China. Pursuant to the Loan Agreement, interest expense is payable monthly.

(c)
On October 17, 2011, the Company, Shenzhen AIV Technology Co., Ltd. (“AIV Technology”), Shenzhen Huafoli Co., Ltd. (“Huafoli”) and Shenzhen SPA Moment Investment Development Co., Ltd. (“SPA Moment”) entered into short-term bank loan agreements with China Construction Bank. The total amount of these loans was $4,766,217 (RMB 30,000,000) and secured on cross-guarantee basis. The Company is contingently liable as the guarantor with respect to the maximum exposure of $3,336,352 (RMB 21,000,000) to these three companies, who are unrelated third parties. These three companies are also contingently liable as the guarantor for the Company with respect to the short-term bank loan with China Construction Bank Shenzhen Branch for $1,429,486 (RMB 9,000,000) with 20% more than the benchmark interest rate of the loan (7.87% as of 12/31/2011). Mr. Lin, Xiangfeng (CEO) provided guarantees to these loans with the maximum amount of $4,766,217 (RMB 30,000,000) by his personal assets and credits.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — BANK LOANS (Continued)

Pursuant to the Loan Agreement, interest rate will be adjusted every three months and the Company deposited $428,846(RMB 2,700,000) as restricted cash for the loan. The full amount of the loan will be repaid on October 16, 2012.

(d)
On December 29, 2011, Shenzhen Dasen entered into a long-term bank loan with China Construction Bank for $1,588,318 (RMB 10,000,000) with a variable interest rate. The loan was guaranteed by Credit Orienwise Group, Inc., an unrelated party. Mr. Lin, Xingfeng (CEO) also provided guarantees to Credit Orienwise Group Inc. by his personal assets and credits. Pursuant to the Loan Agreement, interest rate is adjusted every three month and Shenzhen Dasen deposited $158,832 (RMB 1,000,000) as security deposit in Guarantor’ account. The purpose of such bank loan is for the working capital. The Company will make monthly principal payments of RMB 500,000 starting on the seventh month after the loan is funded. The balance is due on June 28, 2013.   Shenzhen Dasen paid $63,550 (RMB 400,000) to the guarantor as guarantee fee. The guarantee fee was recorded as deferred financing costs in the consolidated balance sheets. The Company is amortizing the guarantee fee over the term of the guarantee.

NOTE 8 – LOANS TO/FROM THIRD PARTIES

Loan to/from unrelated parties consist of the following at:
		March 31,	December 31,
		2012	2011
Loan to third parties
Yangguang Xingye Trading Co., Ltd.	(a)	$1,377,388	$-
Hainatong Technology Co., Ltd.	(a)	794,159	-
Jinrihui Solar Energy Technology Co., Ltd.	(a)	794,159	-
Nanchang Xinduo Trading Co., Ltd.	(b)	189,011	187,334
Lv Shuangrong	(c)	376,598	-
Total loan to third parties		$3,531,315	$187,334

Loan from third parties
Shenzhen Qifeng Supply Chain Service Co., Ltd.	(d)	$1,175,354	$1,164,932
Yangguang Xingye Trading Co., Ltd.	(d)	-	209,058
Deke Mobile Technology Co., Ltd.	(d)	267,304	112,951
Yiyatong Supply Chain Co., Ltd.	(e)	-	472,270
Junhuiyuan Investment Inc.	(e)	-	902,035
Total loan from third parties		$1,442,658	$2,861,246

(a)
In January 2012, the Company entered into various loan arrangements to these unrelated third parties for a six month term with interest rate at 7.872% per annum. The interest expense imputed on the outstanding loan receivable were $60,312 and $0 for the three months ended March 31, 2012 and 2011, respectively.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LOANS TO/FROM THIRD PARTIES (Continued)

(b)	In April, 2011, the Company entered into a two year loan agreement with this unrelated third-party. The amount is unsecured, non-interest bearing and due on demand.

(c)
In September, 2009, one of the founders of Vaslink, Ms. Lv Shuangrong, entered into a three-year loan agreement Vaslink to borrow, $366,702 (RMB 2,500,000), with interest rate of 6.65% per annum. The interest expenses imputed on the outstanding loan receivable were $6,249 and $6,097 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the remaining balances of loan to Lv Shuangrong totaled $376,598 (RMB 2,371,052) and has been subsequently repaid in May 2012.

(d)
Loans to unrelated parties are unsecured, payable on demand and bear no interest. In order to build good relationship, the Company advanced funds to its vendors and customers. The amount of loans to unrelated parties was $1,442,658 and $2,861,246 as of March 31, 2012 and December 31, 2011. The full balance will be received during 2012.

(e)	Loans to these unrelated parties were repaid in March 2012.

NOTE 9 — RELATED PARTY TRANSACTIONS

During the normal course of the business, the Company, from time to time, temporarily lends money to its shareholders for business purposes or borrows money from its principal shareholders or officers to finance its working capital as needed, or advance money to its principal shareholders for business marketing purposes.

Amount due from related party as of March 31, 2012 and December 31, 2011 are as below:

	March 31,	December 31,
	2012	2011
Due from related party Shenzhen Libaohua Technology Co., Ltd. ("Libaohua")	$3,176,635	$-
Total amount due from related party	$3,176,635	$-

On January 4, 2012, the Company entered into a short term loan agreement with  Libaohua for $794,159 (RMB 5,000,000) with an interest rate of 7.878%. The amount will be repaid by Libaohua on or before June 27, 2012.

On January 12, 2012, the Company entered into a short term loan agreement with Libaohua on for $2,382,476 (RMB 15,000,000) with an interest rate of 7.878%. The amount will be repaid by Libaohua on or before June 30, 2012.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — RELATED PARTY TRANSACTIONS (continued)

Amount due to related parties as of March 31, 2012 and December 31, 2011 are as below:
	March 31,	December 31,
	2012	2011
Due to related parties Shenzhen Top Finance Guaranty Investment Inc. ("Top Finance")	$2,300,393	$2,234,136
Individual shareholders	928,594	2,805,357
Total amount due to related parties	$3,228,987	$5,039,493

On July 7, 2011, the Company entered into a loan agreement with Top Finance, a shareholder with 8.68% of the total outstanding shares of common stock of the Company. Pursuant to the term of the loan agreement, Top Finance made a loan in the aggregate amount of $2,786,937 (RMB 19,000,000) to the Company for general corporate purposes, with no interest. The amount outstanding as of March 31, 2012 was $2,300,393 (RMB 14,483,205).

Shareholders advanced funds to the Company for working capital purposes. The loans from stockholders are unsecured and bear no interest. The amount of loans was $928,594 and $2,805,357 as of March 31, 2012 and December 31, 2011, respectively. The full amounts of the loans will be due in 2012.

NOTE 10— COMMITMENTS AND CONTINGENCIES

The Company leases offices and factory buildings from third parties under operating leases. For the three months ended March 31, 2012 and 2011, the Company has rental expenses in the amount of $114,500 and $45,378, respectively. Under the lease agreements, the Company is committed to pay approximately $365,582 in the remaining nine months of 2012, $233,011 and $176,970 in years 2013 and 2014, respectively.

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

For mutual benefit, the Company reached agreements with three unrelated third parties to provide such a cross-guarantee on bank loans as of March 31, 2012 and December 31, 2011.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10— COMMITMENTS AND CONTINGENCIES (Continued)

As of March 31, 2012, the Company, through its subsidiary is contingently liable as guarantor with respect to the maximum exposure of $3,326,870 (RMB21,000,000) to unrelated third parties, AIV Technology, Huafoli and SPA Moment on a cross-guarantee basis. The term of these guarantees are for one year, expiring on October 16, 2012. At any time from the date of guarantees, should AIV Technology, Huafoli and SPA Moment fail to make their due debt payments, the Company will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties.

The Company assessed its obligation under this guarantee pursuant to the provision of ASC 460 “Guarantee”. The Company has evaluated the guarantee and concluded that fair value of the indemnification is insignificant and the likelihood of having to make payments under the guarantee is remote. As of March 31, 2012, the Company has not recorded any liabilities under these guarantees.

NOTE 11 — INCOME TAX

First Digital is a company incorporated in Hong Kong and has operations in the PRC, the only tax jurisdiction. First Digital did not earn any income that was derived in Hong Kong for the three months ended March 31, 2012 and 2011 and therefore was not subject Hong Kong Profit tax. All of the Company’s income is generated in the PRC. Accordingly, its income tax provision is calculated based on the applicable tax rates and existing legislation, interpretations and practices in respect thereof.

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

The income tax rate for Shenzhen Dasen is 25%. Vaslink is located in a Guangzhou High-tech Park and is entitled to the  preferential income tax rate of 10% granted by local tax authority.

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended March 31, 2012 and 2011:

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — INCOME TAX (continued)

	March 31, 2012	March 31, 2011

U.S. Statutory rates	34%	34%
Foreign income not recognized in the U.S.	(34)	(34)
China Statutory income tax rate	25	25
Net operating loss carryforward used to offset taxable income in PRC	(46)	-
Nondeductible expenses - permanent differences	-	3
Effective tax rate	(21%)	28%

Uncertain tax position

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its consolidated statements of income. There were no unrecognized tax benefits for the three months ended March 31, 2012 and 2011. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions.  As of March 31, 2012 and December 31, 2011, the Company did not accrue any interest and penalties.

NOTE 12 — SEGMENT INFORMATION

Pursuant to ASC 280 we disclose segments on a single entity basis, which in our case is the legal entity. The Company operates as two reportable segments. Substantially all of the Company’s sales and long-lived assets are in the PRC.

The Company currently operates and prepares accounting and other financial reports separately to management for six major business organizations (SKY Digital Stores, Corp., Hong Kong First Digital Holding Ltd.(“First Digital”), Shenzhen Donxon Mobile Communication Technology Co., Ltd. (“Donxon”), Vaslink Technology Ltd. (“Vaslink”),  Shenzhen Xing Tian Kong Digital Company Limited (“Xingtiankong”),  Shenzhen Dasen Communication Technology Company Limited (“Shenzhen Dasen”) and Xinyang City Donxon Mobile Communication Technology Company Limited (“Xinyang Donxon”).

Our mobile phone manufacturing segment relates to the segment reporting of Donxon and retail store segment relates to Shenzhen Dasen. Management monitors these two segments regularly to make decisions about resources to be allocated to the segments and assess their performance.

The following table presents summarized information by segment:

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — SEGMENT INFORMATION (continued)

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Mobile phone manufacturing (b)	Retail store (a)	Total	Mobile phone manufacturing	Total

Revenue	$13,289,787	$7,225,492	$20,515,279	$9,431,261	$9,431,261
Cost of goods	12,716,467	7,020,947	19,737,414	8,444,418	8,444,418
Gross profit	573,320	204,545	777,865	986,843	986,843
Commission and license income	-	126,058	126,058	-	-
Income (loss) from operations	(50,292)	(11,388)	(61,680)	534,084	534,084
Income tax expenses	32,136	18,638	50,774	151,657	151,657
Depreciation & amortization	74,565	6,545	81,110	6,022	6,022
Asset expenditures	91,885	12,446	104,331	81,676	81,676
Total Assets	$21,381,436	$6,508,980	$27,890,416	$22,250,876	$22,250,876

(a)	No retail store numbers presents periods from January 1, 2011 to March 31, 2011 as retail store segment commenced on April 8, 2011.

(b)	Mobile phone manufacturing numbers include Vaslink numbers from January 1, 2012 to March 31, 2012 as Vaslink was acquired in October 2011.

NOTE 13 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events for purposes of recognition or disclosure through the date these financial statements were issued.

Pursuant to the Stock Award Agreement dated on March 8, 2012, the Company agreed to issue 200,000 restricted shares of its common stock to independent director Mr. Bin Wang as compensation and 100,000 restricted shares of its common stock to consultant Mr. Euclid C. Wong for consulting services rendered. These shares are subject to a two-year lock up and are not allowed to be sold before March 8, 2014.  The above mentioned shares were subsequently issued on April 30, 2012, at par value of $0.001 per share and valued at $255,000 based on the stock price at the grant date.

On April 17, 2012, the Company’s subsidiary Xinyang Donxon opened a factory located in Xinyang High-tech Park, with 10 mobile phone assembly lines and production capacity of 5 million mobile phones annually.  Xinyang Donxon expected to obtain a land use right of 300 mu from the local government in 2012, total land use right cost is expected to be RMB 60 million which will be paid in the second quarter of 2012. Currently, the factory buildings consisted of 5 buildings and totaling 30,000 square meters, are leased from the local government. The Company is now under negotiation with the local government to use the factory buildings for free. Xinyang Donxon will perform as a manufacturing base, a logistics center and a customer service and training facility for the Company in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Overview

We were incorporated in the state of Nevada on March 23, 2006 under the name Hoopsoft Development Corp (“Hoopsoft”).  On January 9, 2007, we entered into an agreement and plan of merger (“Agreement and Plan of Merger”) with Yellowcake Mining Inc. (“Yellowcake”), a Nevada corporation and wholly-owned subsidiary of Hoopsoft Development Corp., incorporated for the sole purpose of effecting the merger.  Pursuant to the terms of the Agreement and Plan of Merger, Yellowcake merged with and into Hoopsoft, with Hoopsoft carrying on as the surviving corporation under the name “Yellowcake Mining Inc.”

On May 5, 2011, we entered into a Share Exchange Agreement (“Exchange Agreement”) by and among SKY Digital Stores, Corp. (the “Company", “we” or “SKYC”), Hong Kong First Digital Holding Ltd. (“First Digital”), and the shareholders of First Digital (the “FDH Shareholders”). The closing of the transaction (the “Closing”) took place on May 5, 2011 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, we acquired all of the outstanding shares (the “Shares”) of First Digital from the FDH Shareholders; and FDH Shareholders transferred and contributed all of their Shares to us. In exchange, we issued to the FDH Shareholders, their designees or assigns, an aggregate of 23,716,035 shares (the “Shares Component”) or 97.56% of the shares of common stock of the Company issued and outstanding after the Closing (the “Share Exchange”), at $0.20 per share. The parties understand and acknowledge that such exchange is based upon an acquisition value of First Digital at $4,743,207, which is agreed and acceptable by all parties. The acquisition of First Digital is treated as a reverse acquisition, and the business of First Digital became the business of the Company.

The Exchange Agreement was one of the steps to set up the structure of the Company. After the Share Exchange, the Company controls all the subsidiaries of First Digital in mainland China through First Digital and the administration, organization, management teams and operation models of all the subsidiaries in mainland China remain unchanged

First Digital owns (i) 100% of the issued and outstanding capital stock of Shenzhen Dong Sen Mobile Communication Technology Co., Ltd (also known as Shenzhen Donxon Mobile Communication Technology Co., Ltd, “Donxon”), a company organized under the laws of the People’s Republic of China (“China” or the “PRC”); and (ii) 100% of the issued and outstanding capital stock of Shenzhen Xing Tian Kong Digital Company Limited (“Xingtiankong”), a PRC company. Xingtiankong is the holder of 100% of the issued and outstanding capital stock of Shenzhen Da Sheng Communication Technology Company Limited (also known and do business as Shenzhen Dasen Communication Technology Company Limited, “Shenzhen Dasen”), a PRC company. Shenzhen Dasen is the holder of 70% of the issued and outstanding capital stock of Foshan Da Sheng Communication Chain Service Company Limited (also known as Foshan Dasen Communication Chain Service Co. Ltd, “Foshan Dasen”), a company incorporated in PRC on January 19, 2007. Two PRC individuals own the remaining 30% ownership interest in Foshan Dasen. Pursuant to the Exchange Agreement, First Digital became a wholly-owned subsidiary of the Company, and the Company directly owned 100% of Donxon, 100% of Xingtiankong, 100% of Dasen and indirectly owned 70% of Foshan Dasen through First Digital.

First Digital was established on September 30, 2010 in Hong Kong. First Digital entered into a share exchange agreement with the shareholders of Donxon on November 3, 2010, and as a result of the transaction, Donxon became a wholly-owned subsidiary of First Digital. Xingtiankong was established by First Digital on February 28, 2011 in Shenzhen, PRC. Xingtiankong completed a 100% ownership acquisition transaction with Shenzhen Dasen on April 7, 2011 and has an indirect interest ownership of 70% of Foshan Dasen through Shenzhen Dasen. Shenzhen Dasen was established on November 26, 2007 in Shenzhen, PRC. Foshan Dasen was established on January 19, 2007 in Foshan, PRC. 70% interest ownership of FDSC was acquired by Shenzhen Dasen on January 7, 2008. On August 1, 2011, Donxon, a wholly owned subsidiary of the Company incorporated a subsidiary, Xinyang City Donxon Mobile Communication Technology Company Limited, in Henan Province (“Xinyang Donxon”). Xinyang Donxon is setup as a logistic center, manufacturing facility, customer service and training center for the Company. On October 12, 2011, Donxon entered into an acquisition agreement with Vaslink Technology Ltd. (“Vaslink”) and the sole shareholder of Vaslink to acquire Vaslink in consideration for Renminbi 7,500,000 yuan (approximately $1,180,675), paid in the Company’s common stock, valued at $1.21 per share. Vaslink is a company incorporated in the People’s Republic of China and engaged in the research, development, wholesale and retail of computer information technology, communications product, hardware and software in Guangzhou, People’s Republic of China. On March 12, 2012, Xingtiankong established Shenzhen Sky Digital Technology Company Ltd. (“Xingtiankong Digital”) with two unrelated parties. Xingtiankong Digital is setup to expand authorized reseller network under Sky Digital Stores brand throughout China. Xingtiankong has 60% ownership of Xingtiankong Digital.

We are a mobile internet product and application service provider. We have retail stores targeting the Chinese consumers. We design, manufacture and sell mobile communication products and accessories under the Donxon/EMI brand, and operate the retail business through our website and retail store chains. We expect to develop the licensed digital retail stores under the Sky Digital Stores brand, retailing various smartphones and accessories to end users. In 2012, we expect to open 50 direct-invested retail digital stores throughout Guangdong Province and nearby geographic areas, and grant licensing permission to nearly 200 retail stores nationwide.

Business growth for traditional mobile phone sales business has been flat for the past two years. Customer demand in name brand smartphones increased significantly. We have signed up as a reseller for top global smartphone supplier in the second quarter of 2011. A concept store operating under the Sky Digital Stores brand officially opened on July 10, 2011 and as of March 31, 2012, we have three such stores in Guangdong Province. We intend to seek business opportunities with more global brands in the future and expect these stores to provide increased revenue source and return to the Company.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we are required to make judgments, estimates and assumptions that affect: (i) the reported amounts of our assets and liabilities; (ii) the disclosure of our contingent assets and liabilities at the end of each reporting period; and (iii) the reported amounts of revenue and expenses during each reporting period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ materially from those estimates.

We believe that any reasonable deviation from those judgments and estimates would not have a material impact on our financial condition or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of operations and corresponding balance sheet accounts would be necessary. These adjustments would be made in future financial statements.

When reading our financial statements, you should consider: (i) our critical accounting policies; (ii) the judgment and other uncertainties affecting the application of such policies; and (iii) the sensitivity of reported results to changes in conditions and assumptions. We believe the following accounting policies involve the most significant judgment and estimates used in the preparation of our financial statements. We have not made any material changes in the methodology used in our accounting policies which are consistent with those discussed in our annual report on Form 10-K for the year ended December 31, 2011.

The critical accounting policies and related judgments and estimates are identified in Note 2 to our unaudited consolidated financial statements accompanying in this report.

Results of operations

Recent Developments

On April 17, 2012, the our subsidiary Xinyang Donxon opened a factory located in Xinyang High-tech Park, with 10 mobile phone assembly lines and production capacity of 5 million mobile phones annually.  We expect to obtain a land use right of 300 mu from the local government in 2012. The total land use right cost is expected to be RMB 60 million which will be paid in the second quarter of 2012. Currently, the factory buildings consisted of 5 buildings and totaling 30,000 square meters, are leased from the local government. We are now under negotiation with the local government to use the factory buildings for free. Xinyang Donxon will perform as a manufacturing base, a logistics center and a customer service and training facility for the Company in the future.

Results of operation for the three months ended March 31, 2012 compared with the three months ended March 31, 2011 (Unaudited)

The following tables set forth key components of our results of operations and key components of our revenue for the period indicated.

	For three months ended March 31,
	2012	% of Revenue	2011	% of Revenue	Change	% of change

Sales	$20,515,279	100%	$9,431,261	100%	$11,084,018	118%
Cost of goods sold	19,737,414	96%	8,444,418	90%	11,292,996	134%
Gross profit	777,865	4%	986,843	10%	(208,978)	-21%
					-
Income from commission and licensing stores	126,058	1%	-	0%	126,058	100%
					-
Operating expenses					-
Selling expenses	77,174	0%	122,005	1%	(44,831)	-37%
General and administrative expenses	888,429	4%	330,754	4%	557,675	169%
Total operating expenses	965,603	5%	452,759	5%	512,843	113%
					-
Income (loss) from operations	(61,680)	0%	534,084	6%	(595,764)	-112%
					-
Total other income (expenses)	(177,766)	-1%	1,628	0%	(179,394)	-11019%
					-
Net income (loss)	$(290,220)	-1%	$384,055	4%	$(674,276)	-176%

Net Sales / Revenue:

We have two types of revenue streams from our two lines of businesses, namely (i) design, manufacturing and sale of mobile phones and digital products (Donxon), (ii) retailing stores (Shenzhen Dasen).

For the three months ended March 31, 2012, net sales increased by 118% to $20.52 million from $9.43 million as compared to three months ended March 31, 2011. The increase in our sales was primarily due to: (1) the addition of the retail store business line, which opened a new window for us to sell the mobile communication products to customers. As an authorized Apple product retailer, we rapidly expanded our sales and market coverage through retailing Apple products and other top smart-phone brands in our retail stores and in our licensing stores in Guangdong Province and nearby areas, which in turn led to increased sales of our own Donxon brand products at the same time.  (2) The increase in sales was also affected by higher product selling price for the period indicated. For the three months ended March 31, 2012, a significant portion of our sales were related to Apple iPhone, iPad, other high-end branded smart-phones and digital communication accessories in our retail stores, the selling price of such high-end products are much higher than our own Donxon brand products. As a result of the increased quantity sold and higher selling price, our sales revenue increased accordingly. (3) The sales of our Donxon brand products also increased for the three months ended March 31, 2012 as compared to three months ended March 31, 2011, primarily due to increased product variety and increased quantity sold to target a broader range of customers.

The following table sets for the breakdown of our sales and gross profit for our two business lines for three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Mobile phone manufacturing	Retail store	Total	Mobile phone manufacturing	Total

Sales	$13,289,787	$7,225,492	$20,515,279	$9,431,261	$9,431,261
Cost of goods	12,716,467	7,020,947	19,737,414	8,444,418	8,444,418
Gross profit	573,320	204,545	777,865	986,843	986,843
Gross profit margin	4.3%	2.8%	3.8%	10.5%	10.5%

Cost of goods sold:

Cost of goods sold increased $11.29 million or 134% when comparing the three months ended March 31, 2012 to the three months ended March 31, 2011. The increase in our cost of goods sold was in line with our increased sales and the overall increase in our cost of goods sold for the three months ended March 31, 2012 as compared to the prior comparative period were attributable to the following factors.  Due to the addition of the retail store business line into our operation, we incurred more cost to sell top brand products in our retail stores, such as iPhones, other smart-phones and digital products which we purchased from other manufacturers and put into our retail store chain for resale. The purchase prices on these products were higher than our self-produced Donxon brand products. The increase in our cost of goods sold was largely attributable to the increased purchase cost incurred. In addition, due to the general inflation and increase in market price for raw materials and labor costs, the production costs incurred in our Donxon brand products also increased as compared to the comparable period a year ago, which led to the increased costs to be allocated to products sold.

Gross profit and Gross margin:

Gross profit decreased by 21% to $0.2 million for the three months ended March 31, 2012, as compared with the same period in 2011. The decrease in our gross profit was primarily due to increased cost of goods sold as discussed above. Our gross margin for the three months ended March 31, 2012 was 3.8%, decreased from 10.5% for the three months ended March 2011. The decrease in gross profit and gross margin was due to lower gross margin from retail business during the quarter ended March 31, 2012.

Operating Expense:

Total operating expense for the three months ended March 31, 2012 increased from $452,759 for the three month ended March 31, 2011 to $965,603 for the three months ended March 31, 2012, representing a 113% increase. The increase in our total operating expense was primarily due to increased general and administrative expenses for the period ended March 31, 2012. For the three months ended March 31, 2011, we were still a private company and our operating entity only included Shenzhen Donxon.  We became a public company in the United States in May 2011 and formed several new operating entities.  As a result, we increased employee hiring, leased more office space, incurred more administrative and office expenses, and increased the expenditure to pay audit, legal and consulting fee in order to maintain our public status in the United States. Accordingly, our operating expenses for the three months ended March 31, 2012 was higher than the prior comparative period.

We expect that our operating expenses will increase as we expand our business and operations. The Company will need to enhance our management’s skill level to adapt to the complex business environment because we are subject to the rules and regulations of the United States securities laws as well as a certain level of corporate governance and internal controls. We believe that we will need to hire more personnel as our business continues to grow, and we believe that we will need to incur additional general and administrative costs in the near future to support our business.

Net Income / Loss:

Net loss for the for the three months ended March 31, 2012 is $290,220, compared with net income  of $384,055 for the three months ended March 31, 2011. The decrease in our net income for the three months ended March 31, 2012 was primarily due to the increase in our cost of goods sold which reduced the gross margin and increase in our general and administrative expense as discussed above. We expect to see a positive net income trend in the second quarter of 2012 and for the fiscal year 2012 beyond because we have designed more new products which will be put into production and attract more customers, and we will expand our retail store business line by opening more retail stores and grant license permission to more retail stores in expanded geographic areas.

Liquidity

Total current assets increased by $5.6 million from $20.7 million as of December 31, 2011 to $26.3 million as of March 31, 2012.  The primary changes in our current assets during the three months ended March 31, 2012 were from changes in restricted cash, inventory, loan to third parties and due from related parties.  The decrease in our restricted cash from $4.3 million on December 31, 2011 to $0.42 million was because the cash deposited with the bank in connection with bank’s acceptance notes has been released upon maturity of the bank acceptance notes in January 2012; the increase in our inventory by $2.4 million was because we purchased more digital products and accessories from outside manufacturers to be used to expand our retail store business lines; the increased in loan to third party and increase in due from related parties was because we temporarily lent fund to these parties to generate interest income, and such amount will be repaid back to us in the near future.

Total current liabilities as of March 31, 2012 amounted to $19.7 million, as compared to $15.5 million on December 31, 2011. The increase in current liabilities was primarily due to an increase in short-term bank loans and increase in accounts payable balance. In January 2012, we borrowed additional RMB 15 million from the bank as working capital, this led to the increase in our bank loan balance as of March 31, 2012. The increase in our accounts payable was because we purchased more materials, components, and digital products from various suppliers and such amount has not been paid as of March 31, 2012.

As of March 31, 2012, our balance of cash and cash equivalents was $8.61 million, compared to $8.32 million as December 31, 2011. Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as the cash forecast by management to be generated by operations, will be sufficient to meet our working capital and capital requirements for our current operations.

Capital Resources

In summary, our cash flows for the periods indicated are as follows:

	Three months ended March 31
	2012	2011
Cash flows from operating activities	$5,344,935	$34,194
Cash flows from investing activities	(104,330)	(81,676)
Cash flows from financing activities	(5,297,908)	(75,722)

Operating Activities

Net cash provided by operating activities was $5,344,935 for the three months ended March 31, 2012, which consisted of our net loss of $290,220, and noncash adjustments of $104,665, offset by net changes in operating assets and liabilities due to our expanded operating activities, including a decrease of restricted cash of $4.1 million because the restricted cash in connection with the maturity of a bank’s acceptance notes and the release of restricted cash accordingly by the bank, an increase of inventory of $2.3 million because we purchased and stock-piled more materials, components to be used in manufacturing our Donxon brand products as well as purchased more digital products to be used in our retail store business lines, and an increase in accounts payable of $5.2 million because we increased in our purchase of inventory on credit.

Net cash provided by operating activities for the three months ended March 31, 2011 was $34,194 which consisted of our net income of $384,055, offset by net changes in operating asset and liabilities, including an increase in inventory of $664,266 and a decrease in trade deposit of $591,151.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 was $104,330, representing the acquisition of property and equipment as well as intangible assets in the same amount, primarily including computer, electronic equipment and system application software.

Net cash used in investing activities for the three months ended March 31, 2011 was $81,676, representing the acquisition of property and equipment in the same amount, primarily including computer and electronic equipment.

Financing Activities

Net cash used in financing activities for three months ended March 31, 2012 was $5,297,908, primarily including proceeds of bank loans of $4,052,802 because we borrowed RMB 15 million short-term bank loans and borrowed RMB 10 million long-term bank loans as working capital, the increase in our bank borrowings was offset by our loans to third parties of $3.4 million, loans to related parties of $3.1 million and repayment of stockholder loan of $1.7 million.

Net cash provided by financing activities for the three months ended March 31, 2011 was $75,722, representing a fund borrowed from our stockholders in the same amount.

Contractual Obligations

The following table indicated our contractual obligation as of March 31, 2012:

	Payments by Period
		Less than		More than
	Total	1 Year	1-3 Years	3 Years
Operating lease obligations	$775,562	$365,581	$409,981	$-
Related parties indebtedness	3,288,987	3,288,987	-	-
Bank loan	9,371,074	7,782,756	1,588,318	-
Loan from third parties	1,442,658	1,442,658	-	-
Total contractual obligations	$14,878,281	$12,879,982	$1,998,299	$-

Off-Balance Sheet Arrangements

As of March 31, 2012, the Company, through its subsidiary, is contingently liable as guarantor with respect to the maximum exposure of $3,335,451 (RMB 21,000,000) to unrelated third parties, Shenzhen AIV Technology Co., Ltd ("AIV Technology") Shenzhen Hua Foli  Co., Ltd., ("Huafoli") and Shenzhen SPA Moment Investment Development Co., Ltd. ("SPA Moment") on a cross-guarantee basis. The term of these guarantees are for one year, expiring on October 16, 2012. At any time from the date of guarantees, should AIV Technology, Huafoli and SPA Moment fail to make their due debt payments, the Company will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties.

The Company assessed its obligation under this guarantee pursuant to the provision of ASC 460 “Guarantee”. The Company has evaluated the guarantee and concluded that fair value of the indemnification is insignificant and the likelihood of having to make payments under the guarantee is remote.   As of March 31, 2012, the company has not recorded any liabilities under these guarantees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by the Exchange Act, our management, with the participation of our principal executive and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation and in light of the material weaknesses  indentified in our annual report on Form 10-K for the year ended December 31, 2011, management concluded that as of the period covered by this quarterly report on Form 10-Q, these disclosure controls and procedures were not effective.

Changes in  Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.   The Company’s management is also required to assess and report on the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).    Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As of March 31, 2012, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, began the process of evaluating the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework , including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Our management evaluated the design and operating effectiveness of our internal control over financial reporting as part of this assessment, using its knowledge and understanding of our organization, operations, and processes, to determine, in its judgment, the sources and potential likelihood of misstatements in financial reporting.  Based on this assessment, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of March 31, 2012.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by our management as of March 31, 2012, are described below:

1. The Company lacked sufficient personnel with the appropriate level of knowledge, experience and training in the application of U.S. generally accepted accounting principles (“GAAP”) standards, especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from PRC GAAP to U.S. GAAP and necessary journal entries.

2. The Company has employed a relatively small number of professionals in bookkeeping and accounting functions, which has prevented the Company from appropriately segregating duties within its internal control systems. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

The above material weaknesses are identified based on the management’s evaluation to date. As the Company continues and completes the process of evaluation of internal controls and procedures, material weakness other than discussed above may be identified.

During the quarter ended March 31, 2012, we have developed a plan to improve our internal control over financial reporting and initiated the following actions to remediate those material weaknesses identified.

1.	Recruit qualified staff for internal control positions and develop a suitable internal control system to provide effective oversight of our internal control over financial reporting.
2.
Prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements.

3.
In January 2012, we have established an internal control department within our Company and have started to  perform the management self-assessment of the internal controls over financial reporting in order to implement control policies and provide training to all the staff of the Company.  We may also look for outside help, including engage the service of qualified consultant with Chinese GAAP, US GAAP and SEC reporting experiences.

Our management will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures, as well as its internal control over financial reporting, on an ongoing basis, and is committed to taking further action and implementing additional improvements, as necessary and as funds allow.  However, our management cannot guarantee that the measures taken or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal control.

During the quarter ended March 31, 2012, except as described above,  there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the quarter ended March 31, 2012, the Company issued an aggregate of 967,583 shares of common stock in connection with the acquisition of Vaslink Technology Ltd.

The securities were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on September 22, 2006)
3.2	Bylaws (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on September 22, 2006)
3.3
Articles of Merger filed with the Secretary of State on January 12, 2007 and which is effective January 23, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 25, 2007)

3.4
Certificate of Change filed with the Secretary of State of Nevada on January 12, 2007 and which is effective January 23, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 25, 2007)

3.5	Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 18, 2008)
10.1
Share Exchange Agreement by and between the Company, HongKong First Digital Holding Company Limited and the FDH Shareholders, dated May 5, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2011).

10.2	Interest Transfer Agreement between Yinyan Guan and Qingguo Zeng dated April 7, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2011).
10.3	Supplemental Agreement between Yinyan Guan and Qingguo Zeng dated April 8, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2011).
10.4
Consulting Agreement between. Shenzhen Xing Tian Kong Digital Co., Ltd. and Yinyan Guan dated April 8, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2011).

10.5
Acquisition Agreement, dated October 12, 2011, among Shenzhen Donxon Mobile Communications Technologies Company Ltd., Vaslink Technology Ltd., and the shareholder of Vaslink Technology Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2011).

10.6
Joint Loan and Joint Security Agreement, dated October 17, 2011, by and among Shenzhen AIV Technology Co., Ltd., Shenzhen Hua Foli Gilding Craft Co., Ltd., Shenzhen SPA Moment Investment Development Co., Ltd., Shenzhen Donxon Mobile Communication Technology Company Ltd. and Shenzhen Branch of China Construction Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2011).

10.7
Maximum Security Deposit Pledge Agreement, dated October 17, 2011, by and between Shenzhen Donxon Mobile Communication Technology Company Ltd. and Shenzhen Branch of China Construction Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2011).

10.8
Renminbi Working Capital Loan Agreement, dated December 29, 2011, by and between Shenzhen Dasen Communication Technology Co., Ltd. and Shenzhen Branch of China Construction Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2011).

10.9
Loan Agreement, dated January 12, 2012, by and between Shenzhen Donxon Mobile Communication Technology Company Ltd. and Shenzhen Development Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2011).

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

SKY DIGITAL SOTRES CORP.

Dated: May 15, 2012	By:	/s/ Lin Xiangfeng
Lin Xiangfeng
Chief Executive Officer and Chairman
(Chief Executive Officer)

	By:	/s/ Harry Zhang
Harry Zhang
Chief Financial Officer
(Principal Financial Officer)