Form 10-Q
period 2012-06-30
SKY DIGITAL STORES CORP.
filed 2012-08-14
CIK 1375483

 U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to                     .
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Company is authorized to issue 750,000,000 shares of common stock. As of August 14, 2012, the Company has issued and outstanding 25,854,320 shares.

SKY DIGITAL STORES CORP.
FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this quarterly report that constitute forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “we believe”, “we intend”, “may”, “should”, “could” and similar expressions. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

Examples of forward-looking statements include:

•	projections of revenue, earnings, capital structure and other financial items;

•	statements of our plans and objectives;

•	statements regarding the capabilities and capacities of our business operations;

•	statements of expected future economic performance; and

•	assumptions underlying statements regarding us or our business.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. Many factors could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Our unaudited condensed consolidated financial statements are stated in United States Dollars (“US$” or “$”) and are prepared in accordance with United States generally accepted accounting principles (“US GAAP”). The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

As used in this quarterly report, the terms “we,” “us”, “our”, and “SKYC” mean SKY Digital Stores Corp., unless the context clearly requires otherwise. All references to “common shares” refer to the common shares in our capital stock.

ii

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

See the financial statements following the signature page of this report, which are incorporated herein by reference.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors.

This section should be read together with the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed on March 30, 2012.

Overview

We are a mobile internet product and application service provider. We have retail stores targeting the Chinese consumers. We design, manufacture and sell mobile communication products and accessories under the Donxon/EMI brand, and operate retail business through our website and retail store chains. We expect to develop licensed digital retail stores under our Sky Digital Stores brand, retailing various smartphones and accessories to end-users. In 2012, we expect to open 50 direct-invested retail digital stores throughout Guangdong Province and nearby geographic areas, and grant licensing permission to nearly 200 retail stores nationwide. Through the date of this report, we have opened 3 direct-invested stores and granted licensing permission for 50 retail stores.

Business growth for traditional mobile phone sales has been flat for the past two years. Customer demand for name brand smartphones increased significantly. In the second quarter of 2011, we signed up as a reseller for a top global smartphone supplier. We opened our first concept store under our Sky Digital Stores brand on July 10, 2011. As of June 30, 2012, we have three such stores in Guangdong Province. We intend to seek business opportunities with more global brands in the future and expect these stores to provide increased revenue sources for our company.

Corporate History

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

On May 5, 2011, SKY Digital Stores, Corp. (the “Company”, “we” or “SKYC”), Hong Kong First Digital Holding Ltd. (“First Digital”), and the shareholders of First Digital (the “FDH Shareholders”) entered into a Share Exchange Agreement (“Exchange Agreement”). The closing of the transaction (the “Closing”) took place on May 5, 2011 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, we acquired all of the outstanding shares (the “Shares”) of First Digital from the FDH Shareholders; and FDH Shareholders transferred and contributed all of their Shares to us. In exchange, we issued to the FDH Shareholders, their designees or assigns, an aggregate of 23,716,035 shares (the “Shares Component”) or 97.56% of the shares of common stock of the Company issued and outstanding after the Closing (the “Share Exchange”), at $0.20 per share. This exchange was based on an acquisition value of First Digital of $4,743,207. The acquisition of First Digital was treated as a reverse acquisition, and the business of First Digital became the business of the Company. After the Closing of the Share Exchange, the Company controlled all the subsidiaries of First Digital in mainland China through First Digital and the administration, organization, management teams and operation models of all the subsidiaries in mainland China remained unchanged from before the Share Exchange.

First Digital owns (i) 100% of the issued and outstanding capital stock of Shenzhen Dong Sen Mobile Communication Technology Co., Ltd (also known as Shenzhen Donxon Mobile Communication Technology Co., Ltd, “Donxon”), a company organized under the laws of the People’s Republic of China (“China” or the “PRC”); and (ii) 100% of the issued and outstanding capital stock of Shenzhen Xing Tian Kong Digital Company Limited (“Xingtiankong”), a PRC company. Xingtiankong is the holder of 100% of the issued and outstanding capital stock of Shenzhen Da Sheng Communication Technology Company Limited (also known and doing business as Shenzhen Dasen Communication Technology Company Limited, “Shenzhen Dasen”), a PRC company. Shenzhen Dasen is the holder of 70% of the issued and outstanding capital stock of Foshan Da Sheng Communication Chain Service Company Limited (also known as Foshan Dasen Communication Chain Service Co. Ltd, “Foshan Dasen”), a company incorporated in PRC on January 19, 2007. Two PRC individuals own the remaining 30% ownership interest in Foshan Dasen. Pursuant to the Exchange Agreement, First Digital became a wholly-owned subsidiary of the Company, and the Company directly owned 100% of Donxon, 100% of Xingtiankong, 100% of Dasen and indirectly owned 70% of Foshan Dasen through First Digital.

First Digital was established on September 30, 2010 in Hong Kong. First Digital entered into a share exchange agreement with the shareholders of Donxon on November 3, 2010, and as a result of the transaction, Donxon became a wholly-owned subsidiary of First Digital. Xingtiankong was established by First Digital on February 28, 2011 in Shenzhen, PRC. Xingtiankong completed a 100% ownership acquisition transaction with Shenzhen Dasen on April 7, 2011 and has an indirect interest ownership of 70% of Foshan Dasen through Shenzhen Dasen. Shenzhen Dasen was established on November 26, 2007 in Shenzhen, PRC. Foshan Dasen was established on January 19, 2007 in Foshan, PRC. Shenzhen Dasen acquired a 70% interest ownership of FDSC on January 7, 2008. On August 1, 2011, Donxon, a wholly owned subsidiary of the Company incorporated a subsidiary, Xinyang City Donxon Mobile Communication Technology Company Limited, in Henan Province (“Xinyang Donxon”). Xinyang Donxon is a logistics center, manufacturing facility, customer service and training center for the Company.

On October 12, 2011, Donxon entered into an acquisition agreement with Vaslink Technology Ltd. (“Vaslink”) and the sole shareholder of Vaslink to acquire Vaslink for RMB 7,500,000 (approximately $1,180,675), paid in the Company’s common stock, valued at $1.21 per share. Vaslink is a company incorporated in China and engaged in the research, development, wholesale and retail of computer information technology, communications product, hardware and software in Guangzhou, China. On March 12, 2012, Xingtiankong established Shenzhen Sky Digital Technology Company Ltd. (“Xingtiankong Digital”) with two unrelated parties. Xingtiankong Digital was established to expand our authorized reseller network under Sky Digital Stores brand throughout China. Xingtiankong owns 60% of Xingtiankong Digital.

 Economic and Political Risks

Our operations are conducted primarily in the PRC. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

Our operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. Our Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with US GAAP, we are required to make judgments, estimates and assumptions that affect: (i) the reported amounts of our assets and liabilities; (ii) the disclosure of our contingent assets and liabilities at the end of each reporting period; and (iii) the reported amounts of revenue and expenses during each reporting period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ materially from those estimates.

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

When reading our financial statements, you should consider: (i) our critical accounting policies; (ii) the judgment and other uncertainties affecting the application of such policies; and (iii) the sensitivity of reported results to changes in conditions and assumptions. We have not made any material changes in the methodology used in our accounting policies which are consistent with those discussed in our annual report on Form 10-K for the year ended December 31, 2011. We believe the critical accounting policies and related judgments and estimates are identified in Note 2 to our unaudited consolidated financial statements accompanying in this report involve the most significant judgment and estimates used in the preparation of our financial statements.

Results of operations

Recent Developments

On April 17, 2012, our subsidiary Xinyang Donxon opened a factory located in Xinyang High-tech Park, with 10 mobile phone assembly lines and capacity to produce 5 million mobile phones annually.  In June 2012, we obtained the land use right of approximately 180 mu (120,590.7 square meters) for $5,330,571 (RMB 33,876,301) from the relevant PRC land authority. Currently, the factory buildings, consisting of 5 buildings and totaling 30,000 square meters, are leased from the local government. We are now in negotiation with the local government to use the factory buildings for free within the initial five years of our land use right period. Xinyang Donxon will be a manufacturing base, logistics center and customer service and training facility for the Company in the future.

In June 2012, we entered into licensing agreements with 28 retail stores nationwide and granted these retail stores non-exclusive permits to use our “Sky Digital Stores” brand name and store images and sell our digital products, including our Donxon brand products and other digital products, including Apple products. We supply the products to be sold in these stores and charge store management fees on a monthly basis. We believe that these newly licensed stores will help to expand our market coverage and generate more sales revenue in the near future.

Results of operation for the three months ended June 30, 2012 compared with the three months ended June 30, 2011 (Unaudited)

The following tables set forth key components of our results of operations and key components of our revenue for the period indicated.

	For the three months ended June 30,
	2012	% of Revenue	2011	% of Revenue	Change ($)	Change (%)

Sales	$28,556,452	100.0%	$12,790,802	100.0%	$15,765,650	123.3%
Cost of goods sold	(27,842,224)	-97.5%	(12,101,081)	-94.6%	(15,741,143)	130.1%
Gross profit	714,228	2.5%	689,721	5.4%	24,507	3.6%

Income from commission and licensing stores	162,481	0.6%	35,457	0.3%	127,024	358.2%

Operating expenses
Selling expenses	(134,321)	-0.5%	(117,154)	-0.9%	(17,167)	14.7%
General and administrative expenses	(1,278,675)	-4.5%	(633,943)	-5.0%	(644,732)	101.7%
Total operating expenses	(1,412,996)	-4.9%	(751,097)	-5.9%	(661,899)	88.1%

Income (loss) from operations	(536,287)	-1.9%	(25,919)	-0.2%	(510,368)	1,969.1%

Total other income (expenses)	(191,237)	-0.7%	590	0.0%	(191,827)	-32,513.1%

Loss before provision for income taxes	(727,524)	-2.5%	(25,329)	-0.2%	(702,195)	2,772.3%

Provision for income taxes	(10,419)	0.0%	(49,301)	-0.4%	38,882	-78.9%

Net loss	$(737,943)	-2.6%	$(74,630)	-0.6%	$(663,313)	888.8%

Net Sales / Revenue:

We have two types of revenue streams from our two lines of businesses, namely (i) design, manufacturing and sale of mobile phones and digital products (Donxon), (ii) retail stores (Shenzhen Dasen).

For the three months ended June 30, 2012, net sales increased by 123.3% to $28.56 million from $12.79 million as compared to the three months ended June 30, 2011. The increase in our sales was primarily due to the following factors:

(1)
The addition of the retail store business line opened a new window for us to sell mobile communication products to customers. As an authorized Apple product retailer, we rapidly expanded our sales and market coverage by retailing Apple products and other top smartphone brands in our retail stores and in our licensed stores in Guangdong Province and nearby areas, which in turn led to increased sales of our own Donxon brand products at the same time.

(2)
The increase in sales was also affected by higher product selling prices for the period indicated. For the three months ended June 30, 2012, a significant portion of our sales were related to Apple iPhone, iPad, other high-end branded smartphones and digital communication accessories in our retail stores. The selling prices of such products are much higher than our own Donxon brand products. As a result of the increased quantity sold and higher selling price, our sales revenue increased accordingly.

(3)
Sales of our Donxon brand products also increased for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily due to increased product variety and increased quantity sold to target a broader range of customers.

The following table sets forth the breakdown of our sales and gross profit for our two business lines for three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Mobile phone manufacturing	Retail store	Total	Mobile phone manufacturing	Retail store	Total

Sales	$14,862,111	$13,694,341	$28,556,452	$11,667,369	$1,123,433	$12,790,802
Cost of goods	(14,240,246)	(13,601,978)	(27,842,224)	(10,987,355)	(1,113,726)	(12,101,081)
Gross profit	621,865	92,363	714,228	680,014	9,707	689,721
Gross profit margin	4.18%	0.67%	2.50%	5.83%	0.86%	5.39%

Cost of goods sold:

Cost of goods sold increased $15.74 million or 130.1% when comparing the three months ended June 30, 2012 to the three months ended June 30, 2011. The increase in our cost of goods sold was in line with our increased sales and the overall increase in our cost of goods sold for the three months ended June 30, 2012 as compared to the prior comparative period were attributable to the following factors.

(1)
Due to the addition of the retail store business line into our operation, our sales volume increased and we incurred more cost to sell top brand products in our retail stores, such as iPhones, other smartphones and digital products which were purchased from other manufacturers and put into our retail store chain for resale.

(2)	The purchase prices on these products were higher than our self-produced Donxon brand products. The increase in our cost of goods sold was largely attributable to the increased purchase cost incurred.

(3)
Due to the general inflation and increase in market price for raw materials and labor costs, the production costs incurred in our Donxon brand products also increased as compared to the comparable period a year ago, which led to the increased costs to be allocated to products sold.

Gross profit and Gross margin:

Gross profit increased by 3.6% to $0.71 million for the three months ended June 30, 2012, as compared with the same period in 2011. The increase in our gross profit was primarily due to increased net sales as discussed above. Our gross margin for the three months ended June 30, 2012 was 2.5%, decreased from 5.4% for the three months ended June 30, 2011. The decrease in gross margin was due to lower gross margin from mobile phone manufacturing and retail business during the quarter ended June 30, 2012. In addition, the increased percentage of revenues from retail store sales, which carry a much lower gross profit margin, caused our aggregate gross profit margin to decrease more rapidly than the percentage decrease in gross margin in either of our business lines.

Operating Expense:

Total operating expense for the three months ended June 30, 2012 increased from $0.75 million for the three months ended June 30, 2011 to $1.41 million for the three months ended June 30, 2012, representing an 88.1% increase. The increase in our total operating expense was primarily due to increased general and administrative expenses for the period ended June 30, 2012 as discussed below:

(1)
For the three months ended June 30, 2012, we opened a new factory in Henan Xinyang and accordingly incurred increased travel, office, salary and other administration expenses in connection with the Xinyang factory startup.

(2)
For the three months ended June 30, 2012, we had more subsidiaries than in the same period of 2011. We also increased employee hiring, leased more office space, incurred more administrative and office expenses, accrued more stock-based compensation expense, and faced increased audit, legal and consulting fees as a public company. Accordingly, our operating expenses for the three months ended June 30, 2012 was higher than the prior comparative period.

We expect that our operating expenses will increase as we expand our business and operations. The Company will need to devote additional resources to increase our corporate governance and internal controls and to develop experience in complying with the laws, rules and regulations applicable to us as a U.S. public company that conducts business in China. We believe that we will need to hire more personnel as our business continues to grow, and we believe that we will need to incur additional general and administrative costs in the near future to support our business.

Net Income/Loss:

Net loss for the three months ended June 30, 2012 was $0.74 million, compared with net loss of $0.07 million for the three months ended June 30, 2011. The increase in our net loss for the three months ended June 30, 2012 was primarily due to (i) the increase in our cost of goods sold, which reduced our gross margin, and (ii) the increase in our general and administrative expense, as discussed above. We expect to see a positive net income trend in the third quarter of 2012 and for the fiscal year 2012 and beyond because we have designed more new products which will be put into production and attract more customers. In addition, we will expand our retail store business line by opening more retail stores and grant license permission to more retail stores in expanded geographic areas.

Results of operation for the six months ended June 30, 2012 compared with the six months ended June 30, 2011 (Unaudited)

The following tables set forth key components of our results of operations and key components of our revenue for the period indicated.

	For the six months ended June 30,
	2012	% of Revenue	2011	% of Revenue	Change ($)	Change (%)

Sales	$49,071,731	100.0%	$22,222,063	100.0%	$26,849,668	120.8%
Cost of goods sold	(47,579,638)	-97.0%	(20,545,499)	-92.5%	(27,034,139)	-131.6%
Gross profit	1,492,093	3.0%	1,676,564	7.5%	(184,471)	-11.0%

Income from commission and licensing stores	288,539	0.6%	35,457	0.2%	253,082	713.8%

Operating expenses
Selling expenses	(211,495)	-0.4%	(239,159)	-1.1%	27,664	-11.6%
General and administrative expenses	(2,167,104)	-4.4%	(964,697)	-4.3%	(1,202,407)	124.6%
Total operating expenses	(2,378,599)	-4.8%	(1,203,856)	-5.4%	(1,174,743)	97.6%

Income (loss) from operations	(597,967)	-1.2%	508,166	2.3%	(1,106,133)	-217.7%

Total other income (expenses)	(369,003)	-0.8%	2,218	0.0%	(371,221)	-16,736.7%

Income (loss) before provision for income taxes	(966,970)	-2.0%	510,384	2.3%	(1,477,354)	-289.5%

Provision for income taxes	(61,193)	-0.1%	(200,958)	-0.9%	139,765	-69.5%

Net income (loss)	$(1,028,163)	-2.1%	$309,426	1.4%	$(1,337,589)	-432.3%

Net Sales / Revenue:

For the six months ended June 30, 2012, net sales increased by 120.8% to $49.07 million from $22.22 million as compared to the six months ended June 30, 2011. The increase in our sales was primarily due to the following factors:

(1)
The addition of the retail store business line opened a new window for us to sell mobile communication products to customers. As an authorized Apple product retailer, we rapidly expanded our sales and market coverage by retailing Apple products and other top smartphone brands in our retail stores and in our licensed stores in Guangdong Province and nearby areas, which in turn led to increased sales of our own Donxon brand products at the same time.

(2)
The increase in sales was also affected by higher product selling prices for the period indicated. For the six months ended June 30, 2012, a significant portion of our sales were related to Apple iPhone, iPad, other high-end branded smartphones and digital communication accessories in our retail stores. The selling prices of such products are much higher than our own Donxon brand products. As a result of the increased quantity sold and higher selling price, our sales revenue increased accordingly.

(3)
The rebranding and sale of third-party products under our Donxon brand also increased for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily due to increased product variety and increased quantity sold to target a broader range of customers.

The following table sets forth the breakdown of our sales and gross profit for our two business lines for six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Mobile phone manufacturing	Retail store	Total	Mobile phone manufacturing	Retail store	Total

Sales	$28,151,898	$20,919,833	$49,071,731	$21,098,630	$1,123,433	$22,222,063
Cost of goods	(26,956,714)	(20,622,924)	(47,579,638)	(19,431,773)	(1,113,726)	(20,545,499)
Gross profit	1,195,184	296,909	1,492,093	1,666,857	9,707	1,676,564
Gross profit margin	4.25%	1.42%	3.04%	7.90%	0.86%	7.54%

Cost of goods sold:

Cost of goods sold increased $27.03 million or 131.6% when comparing the six months ended June 30, 2012 to the six months ended June 30, 2011. The increase in our cost of goods sold was in line with our increased sales and the overall increase in our cost of goods sold for the six months ended June 30, 2012 as compared to the prior comparative period were attributable to the following factors.

(1)
Due to the addition of the retail store business line into our operation, we incurred more cost to sell top brand products in our retail stores, such as iPhones, other smartphones and digital products which we purchased from other manufacturers and put into our retail store chain for resale.

(2)	The purchase prices on these products were higher than our self-produced Donxon brand products. The increase in our cost of goods sold was largely attributable to the increased purchase cost incurred.

(3)
Due to the general inflation and increase in market price for raw materials and labor costs, the production costs incurred in our Donxon brand products also increased as compared to the comparable period a year ago, which led to the increased costs to be allocated to products sold.

Gross profit and Gross margin:

Gross profit decreased by 11.0% to $1.49 million for the six months ended June 30, 2012, as compared with the same period in 2011. The decrease in our gross profit was primarily due to increased cost of goods sold as discussed above. Our gross margin for the six months ended June 30, 2012 was 3.04%, decreased from 7.54% for the six months ended June 30, 2011. The decrease in gross profit and gross margin was due to lower gross margin from mobile phone manufacturing and a higher proportion of revenues in our retail business, which have a lower gross profit margin, during the six months ended June 30, 2012. Although our gross profit margin increased in our retail business line, the effect of increased revenues in this much lower margin sector was to lower our overall gross profit margin.

Operating Expense:

Total operating expense for the six months ended June 30, 2012 increased from $1.20 million for the six month ended June 30, 2011 to $2.38 million for the six months ended June 30, 2012, representing a 97.6% increase. The increase in our total operating expense was primarily due to increased general and administrative expenses for the period ended June 30, 2012 as discussed below:

(1)
For the six months ended June 30, 2012, we opened a new subsidiary Shenzhen Xintiankong Technology and also a new factory in Henan Xinyang and accordingly incurred increased travel, office, salary and other administration expenses.

(2)
For the six months ended June 30, 2012, we had more subsidiaries than in the same period of 2011. We also increased employee hiring, leased more office space, incurred more administrative and office expenses, accrued more stock-based compensation expense, and faced increased audit, legal and consulting fees as a public company. Accordingly, our operating expenses for the six months ended June 30, 2012 was higher than the prior comparative period.

We expect that our operating expenses will increase as we expand our business and operations. The Company will need to enhance our management’s skill level to adapt to the complex business environment because we are subject to the rules and regulations of the United States securities laws as well as a certain level of corporate governance and internal controls. We believe that we will need to devote additional resources to increase our corporate governance and internal controls and to develop experience in complying with the laws, rules and regulations applicable to us as a U.S. public company that conducts business in China.

Net Income / Loss:

Net loss for the six months ended June 30, 2012 was $1.03 million, compared with net income of $0.31 million for the six months ended June 30, 2011. The increase in our net loss for the six months ended June 30, 2012 was primarily due to (i) the increase in our cost of goods sold, which reduced the gross margin, and (ii) the increase in our general and administrative expense, as discussed above. We expect to see a positive net income trend in the third quarter of 2012 and for the fiscal year 2012 and beyond because we have designed more new products which will be put into production and attract more customers. In addition, we will expand our retail store business line by opening more retail stores and grant license permission to more retail stores in expanded geographic areas.

Liquidity

Total current assets decreased by $2.55 million from $20.73 million as of December 31, 2011 to $18.18 million as of June 30, 2012. The primary changes in our current assets during the six months ended June 30, 2012 were from changes in cash, restricted cash, inventory, trade deposit and amounts due from related parties. The decrease in our cash from $8.3 million as of December 31, 2011 to $2.9 million as of June 30, 2012 was because we repaid $3.96 million (RMB 25 million) of bank loans upon maturity, repaid $1.51 million (RMB 9.6 million) of stockholder loans, and paid $5.12 million (RMB 32.5 million) to local government to obtain the land use right in Henan Xinyang. The decrease in our restricted cash from $4.36 million on December 31, 2011 to $0.42 million was because the cash deposited with the bank in connection with bank’s acceptance notes was released upon maturity of the bank acceptance notes in January 2012. The decrease of total current assets was offset in part by an increase in inventory, trade deposits and amounts due from related parties. The increase in our inventory by $1.76 million was because we purchased more digital products and accessories from outside manufacturers to be used to expand our retail store business lines. The increase in due from related parties by $2.36 million was because we temporarily lent funds to these parties to generate interest income, and such amount will be repaid back to us in the near future. The increase in trade deposits by $2.29 million was because we made advances to certain vendors for purchase of inventory items, raw materials for our self-produced products and semi-finished third-party products for rebranding and sale under our Donxon brand.

Total current liabilities as of June 30, 2012 amounted to $19.32 million, compared with $15.54 million as of December 31, 2011. The increase in current liabilities was primarily due to an increase in accounts payable balance, partially offset by repayment of short-term bank loans and amounts due to related parties. The increase in our accounts payable was because we purchased more materials, components, and digital products from various suppliers, and such amount had not been paid as of June 30, 2012. On June 29, 2012, we repaid a bank loan of $3.96 million (RMB 25 million) upon maturity, which led to significant decrease of our bank loan balance of June 30, 2012. Amounts due to related parties also decreased approximately by $2.57 million because we repaid that same amount to related parties.

As of June 30, 2012, our balance of cash and cash equivalents was $2.87 million, compared to $8.32 million as December 31, 2011. Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as the cash forecast by management to be generated by operations, will be sufficient to meet our working capital and capital requirements for our current operations for the next twelve months.

Capital Resources

In summary, our cash flows for the periods indicated are as follows:

	Six months ended June 30,
	2012	2011
Cash flows from operating activities	$2,250,671	$2,020,493
Cash flows used in investing activities	(6,458,899)	(1,126,903)
Cash flows used in financing activities	(1,262,961)	(109,881)

Operating Activities

Net cash provided by operating activities was $2.25 million for the six months ended June 30, 2012, which consisted of our net loss of $1.03 million and noncash adjustments of $0.55 million which mainly derived from depreciation and amortization of $0.29 million and stock-based compensation of $0.21 million, offset by net changes in operating assets and liabilities due to our expanded operating activities, including a reclassification of restricted cash of $4.12 million to unrestricted cash upon our payment in full of a bank’s acceptance notes that were secured by such restricted cash, an increase of inventory of $1.80 million because we purchased and stock-piled more materials, components to be used in manufacturing our Donxon brand products and digital products to be used in our retail store business lines, and an increase in accounts payable of $7.14 million because we increased our purchases of inventory on credit.

Net cash provided by operating activities for the six months ended June 30, 2011 was $2.02 million which consisted of our net income of $0.31 million, offset by net changes in operating asset and liabilities, including an increase in inventory of $0.93 million and an increase in accounts payable of $2.59 million.

Investing Activities

Net cash used in investing activities primarily relates to expenditures associated with the acquisition of property and equipment as well as intangible assets, such as system application software and land use rights.

Net cash used in investing activities increased approximately $5.33 million, from approximately $1.13 million for the six months ended June 30, 2011 to approximately $6.46 million for the six months ended June 30, 2012. This increase was primarily attributable to an increase of $1.19 million in the purchase of property, plant and equipment, an increase of $5.15 million due to the acquisition of land use rights on which our new factory was opened in April 2012.

Financing Activities

Net cash used in financing activities mainly consists of proceeds from long-term loans and shareholders’ loans, repayment of related party loans, third party loans and bank loans.

Our net cash used in financing activities significantly increased $1.15 million, from $0.11 million for the six months ended June 30, 2011 to $1.26 million for the six months ended June 30, 2012. This was because we borrowed and repaid a bank loan of $3.96 million, repaid third-party loans of $1.17 million, borrowed and repaid related party loans. The net change in our cash flow from financing activities reflects the above factors.

Off-Balance Sheet Arrangements

As of June 30, 2012, the Company, through its subsidiary, is contingently liable as guarantor with respect to the maximum exposure of $3,335,451 (RMB 21,000,000) to unrelated third parties, Shenzhen AIV Technology Co., Ltd (“AIV Technology”), Shenzhen Hua Foli Co., Ltd., (“Huafoli”) and Shenzhen SPA Moment Investment Development Co., Ltd. (“SPA Moment”) on a cross-guarantee basis. The Company’s subsidiary and each of the above entities entered these cross-guarantees on an arms-length basis to induce a lender to lend funds to each of them by spreading the risk of loss under any single loan among all of the cross-guarantors. The term of these guarantees are for one year, expiring on October 16, 2012. At any time from the date of guarantees, should AIV Technology, Huafoli and SPA Moment fail to make their due debt payments, the Company will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties.

The Company assessed its obligation under this guarantee pursuant to the provision of ASC 460 “Guarantee”. Management has evaluated the guarantee and concluded the likelihood of having to make payments under the guarantee is remote. As of June 30, 2012, the company has not recorded any liabilities under these guarantees.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

This section is not applicable to us because we are a smaller reporting company.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As required by the Exchange Act, our management, with the participation of our principal executive and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation and in light of the material weaknesses identified in our annual report on Form 10-K for the year ended December 31, 2011, management concluded that as of the period covered by this quarterly report on Form 10-Q, these disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company’s management is also required to assess and report on the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with US GAAP. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As of June 30, 2012, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, began the process of evaluating the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework , including the following five framework components: (i) control environment, (ii) risk assessment, (iii) control activities, (iv) information and communications, and (v) monitoring.

Our management evaluated the design and operating effectiveness of our internal control over financial reporting as part of this assessment, using its knowledge and understanding of our organization, operations, and processes, to determine, in its judgment, the sources and potential likelihood of misstatements in financial reporting. Based on this assessment, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of June 30, 2012.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by our management as of June 30, 2012, are described below:

1.           The Company lacked sufficient personnel with the appropriate level of knowledge, experience and training in the application of US GAAP, especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from PRC GAAP to US GAAP and necessary journal entries.

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

During the quarter ended June 30, 2012, we began to implement the measures described below to improve our internal control over financial reporting and initiated the following actions to remediate those material weaknesses identified.

1.           Recruit qualified staff for internal control positions and develop a suitable internal control system to provide effective oversight of our internal control over financial reporting.

2.           Prepare and implement sufficient written policies and checklists that set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

3.           In January 2012, we established an internal control department within our Company and have started to perform the management self-assessment of the internal controls over financial reporting in order to implement control policies and provide training to all the staff of the Company.

4.           In July 2012, we engaged external accounting advisory consulting professionals to assist with periodic reporting obligations.

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

During the quarter ended June 30, 2012, except as described above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 1A.	Risk Factors.

This section is not applicable to us because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following documents are filed herewith:

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 12, 2012)

3.2*	Bylaws Amended and Restated

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

10.1
Share Exchange Agreement by and between the Company, Hong Kong First Digital Holding Company Limited and the FDH Shareholders, dated May 5, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2011).

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

10.6
Joint Loan and Joint Security Agreement, dated October 17, 2011, by and among Shenzhen AIV Technology Co., Ltd., Shenzhen Hua Foli Gilding Craft Co., Ltd., Shenzhen SPA Moment Investment Development Co., Ltd., Shenzhen Donxon Mobile Communication Technology Company Ltd. and Shenzhen Branch of China Construction Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2012).

10.7
Maximum Security Deposit Pledge Agreement, dated October 17, 2011, by and between Shenzhen Donxon Mobile Communication Technology Company Ltd. and Shenzhen Branch of China Construction Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2012).

10.8
Renminbi Working Capital Loan Agreement, dated December 29, 2011, by and between Shenzhen Dasen Communication Technology Co., Ltd. and Shenzhen Branch of China Construction Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2012).

10.9
Loan Agreement, dated January 12, 2012, by and between Shenzhen Donxon Mobile Communication Technology Company Ltd. and Shenzhen Development Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2012).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS**	XBRL INSTANCE DOCUMENT

EX-101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB**	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.
** To be furnished by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY DIGITAL STORES CORP.

Dated: August 14, 2012	By:	/s/ Lin Xiangfeng
Lin Xiangfeng
Chief Executive Officer and Chairman
(Chief Executive Officer)

	By:	/s/ Harry Zhang
Harry Zhang
Chief Financial Officer
(Principal Financial Officer)

SKY DIGITAL STORES CORP. AND SUBSIDIARIES

Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	F-2

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the Six and Three Months Ended June 30, 2012 and 2011	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011	F-4

Notes to Unaudited Condensed Consolidated Financial Statements	F-5

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011

ASSETS

Current assets
Cash and cash equivalents	$2,874,048	$8,316,669
Restricted cash	424,856	4,360,625
Accounts receivable	1,854,497	2,433,043
Inventories, net	5,386,977	3,630,676
Prepaid expenses	165,920	156,623
Trade deposit	3,332,676	1,042,237
Other receivables	1,556,552	121,038
Loan to third parties	187,251	187,334
Loan to employees	-	445,197
Due from related party	2,360,309	-
Deferred tax assets	34,063	34,681
Total current assets	18,177,149	20,728,123

Property and equipment, net	1,667,930	556,209
Prepaid expense, non-current	201,592	134,532
Restricted cash, non-current	-	157,423
Security deposits	157,354	65,238
Goodwill	17,812	17,820
Intangible assets, net	5,813,955	533,809
Deferred financing cost	52,763	57,722
Total non-current assets	7,911,406	1,522,753

TOTAL ASSETS	$26,088,555	$22,250,876

LIABILITIES AND EQUITY

Current liabilities
Short-term bank loans	$4,720,618	$5,352,392
Due to related parties	2,465,708	5,039,493
Loans from third parties	1,690,814	2,861,246
Accounts payable	8,737,895	1,642,443
Accrued expenses and other payable	483,641	289,125
Advance from customers	1,179,818	325,716
Taxes payable	45,604	29,304
Total current liabilities	19,324,098	15,539,719

Long-term liabilities
Acquistion payable	-	1,180,675
Long-term bank loan	629,416	-
Deferred rent	37,169	37,185
Deferred tax liabilities	132,725	133,865

Total liabilities	20,123,408	16,891,444

COMMITMENTS AND CONTINGENCIES

Equity
Common stock, $0.001 par value; 750,000,000 shares authorized,
25,854,320 and 24,586,090 shares issued and outstanding
as of June 30, 2012 and December 31, 2011, respectively	25,854	24,586
Additional paid-in capital	5,367,286	3,974,594
Retained earnings	(720,384)	291,386
Statutory reserves	356,864	356,864
Accumulated other comprehensive income	804,143	628,567
Total Sky Digital Stores Corp. equity	5,833,763	5,275,997
Non-controlling interest	131,384	83,435
Total Equity	5,965,147	5,359,432

TOTAL LIABILITIES AND EQUITY	$26,088,555	$22,250,876

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Sales	$28,556,452	$12,790,802	$49,071,731	$22,222,063

Cost of goods sold	(27,842,224)	(12,101,081)	(47,579,638)	(20,545,499)

Gross profit	714,228	689,721	1,492,093	1,676,564

Income from commission and licensing stores	162,481	35,457	288,539	35,457

Operating expenses
Selling expenses	(134,321)	(117,154)	(211,495)	(239,159)
General and administrative expenses	(1,278,675)	(633,943)	(2,167,104)	(964,697)
Total operating expenses	(1,412,996)	(751,097)	(2,378,599)	(1,203,856)

Income (loss) from operations	(536,287)	(25,919)	(597,967)	508,166

Other income (expenses)
Other income (expenses)	(15,660)	(1,628)	(74,829)	-
Interest income	6,830	2,218	13,636	2,218
Interest expenses	(182,407)	-	(307,810)	-
Total other income (expenses)	(191,237)	590	(369,003)	2,218

Income (loss) before income taxes	(727,524)	(25,329)	(966,970)	510,384

Provision for Income taxes	(10,419)	(49,301)	(61,193)	(200,958)

Net income (loss)	(737,943)	(74,630)	(1,028,163)	309,426
Less: net loss attributable to non-controlling interest	(14,655)	(2,274)	(16,393)	(2,274)
Net income (loss) attributable to Sky Digital Stores Crop.	(723,288)	(72,356)	(1,011,770)	311,700

Net income (loss)	(737,943)	(74,630)	(1,028,163)	309,426
Other comprehensive income (loss)
Foreign currency translation adjustment-Sky Digital Stores Corp.	82,847	70,591	175,576	102,136
Foreign currency translation adjustment -noncontrolling interest	(17,148)	(642)	(13,709)	(642)

Comprehensive income (loss)	(672,244)	(4,681)	(866,296)	410,920

Comprehensive income attributable to non-controlling interest	(31,803)	(2,274)	(30,102)	(2,274)

Comprehensive income (loss) attributable to Sky Digital Stores Corp.	$(640,441)	$(2,407)	$(836,194)	$413,194

Basic and diluted earnings (loss) per share	$(0.03)	$(0.00)	$(0.04)	$0.01

Basic and diluted weighted average shares outstanding	22,757,653	24,260,026	25,218,634	23,989,533

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,028,163)	$309,426
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	295,931	15,598
Stock-based compensation	213,300	33,083
Provision for obsolete inventories	29,985	-
Deferred rent	690	48,257
Amortization for deferred financing cost	8,573	-
Deferred taxes	(482)	(27,460)
Changes in operating assets and liabilities:	-	-
Restricted cash	4,115,572	-
Accounts receivable	580,915	(174,626)
Inventories	(1,798,357)	(931,952)
Prepaid expenses	(76,942)	(276,444)
Trade deposit	(2,304,544)	721,279
Security deposits and other receivables	(1,089,160)	(28,211)
Accounts payable	7,138,444	2,585,381
Accrued expenses and other payables	(4,710,835)	(98,371)
Advance from customers	859,334	21,061
Tax payable	16,410	(176,528)

Net cash provided by operating activities	2,250,671	2,020,493

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(1,305,016)	(110,560)
Construction in progress	-	(212,000)
Payment for acquisition of Shenzhen Dasen (net of cash acquired)	-	(804,343)
Purchase of intangible assets	(5,153,883)	-

Net cash used in investing activities	(6,458,899)	(1,126,903)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan to third parties	-	22,285
Repayment of loans from third parties	(1,176,136)	(350,398)
Proceeds from stockholder loans	2,287,543	65,130
(Repayment) proceeds from related party loans	(2,374,368)	153,102
Repayment of bank loans	(3,957,281)	-
Proceeds from long term loan	3,957,281	-

Net cash used in financing activities	(1,262,961)	(109,881)

Effect of exchange rate changes on cash and cash equivalents	28,568	9,659

Net increase in cash and cash equivalents	(5,442,621)	793,368

Cash and cash equivalents, beginning of period	8,316,669	38,216

Cash and cash equivalents, end of period	$2,874,048	$831,584

Supplemental disclosure for cash flow information
Income tax paid	$46,970	$352,337
Interest paid	$315,717	$-

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Organization and Principal Activities

SKY Digital Stores, Corp. (the “Company”) was incorporated on March 23, 2006 in the state of Nevada under the name Hoopsoft Development Corp. The Company changed its name to SKY Digital Stores, Corp. (Formerly known as Yellowcake Mining Inc.) on March 17, 2011. Hong Kong First Digital Holding Ltd. (“First Digital”) was incorporated in Hong Kong on September 30, 2010.

On May 5, 2011, the Company completed the acquisition of First Digital, a company that is in the business of designing, manufacturing and selling of mobile communication and digital products, by means of a share exchange. Pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding shares (the “Shares”) of First Digital from the First Digital’s stockholders, and First Digital’s Stockholders transferred and contributed all of their Shares to the Company. In exchange, the Company issued to First Digital’s stockholders, their designees or assigns, an aggregate of 23,716,035 shares (the “Shares Component”) or 97.56% of the shares of common stock of the Company issued and outstanding after the Closing (the “Share Exchange”), at $0.20 per share. The exchange was based upon an acquisition value of First Digital of $4,743,207. As a result of the Share Exchange, First Digital became a wholly owned subsidiary of the Company, and its subsidiaries business became the Company’s main operational business.  Consequently, the Share Exchange has caused the Company to cease to be a shell company.

The Share Exchange Transaction described above is being accounted for as a reverse acquisition and recapitalization of First Digital because, prior to the transactions, the Company was a non-operating public shell and, subsequent to the transactions, the stockholders of First Digital own a majority of the outstanding common stock of the Company and exercise significant influence over the operating and financial policies of the consolidated entity. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction.

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

In July and August 2011, the Company entered into licensing management agreements with multiple independently owned retailing stores throughout Guangdong province, PRC. According to the agreement entered into, the Company will provide branding, product sourcing and management training to the store management and charge a fixed management fee each month.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On October 12, 2011, Donxon entered into an acquisition agreement (“Agreement”) with Vaslink Technology Ltd. (“Vaslink”) and the sole shareholder of Vaslink to acquire Vaslink for $1,180,675 (RMB 7,500,000) of the Company’s common stock. Vaslink is a company engaged in the research, development, wholesale and retail of computer information technology, communications products, hardware and software in Guangzhou, PRC. On March 22, 2012, the Company issued an aggregate of 974,583 shares of common stock pursuant to an Acquisition Agreement among Donxon, Vaslink and the sole Shareholder of Vaslink.

On March 12, 2012, Xingtiankong formed Shenzhen Xingtiankong Digital Technology Company Limited (“Xingtiankong Digital”) in the city of Shenzhen under the laws of the PRC with registered capital of $158,036 (RMB 1,000,000).  Xingtiankong holds 60% and two PRC individuals hold 40% ownership of Xingtiankong Digital. Xingtiankong Digital is engaged in expanding retail store business and recruiting authorized resellers.

The Company’s business is mainly operated by Donxon and Shenzhen Dasen, engaged in the business of designing, manufacturing and selling of mobile communications and digital products and retailing stores in the PRC.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company as of June 30, 2012, and for the three and six months ended June 30, 2012 and 2011, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of SEC. The unaudited condensed consolidated financial statements include the financial statements of the Company and its 100% owned subsidiaries First Digital, Donxon, Xingtiankong and Xinyang Donxon. Certain information and disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements reflect all adjustments that in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The unaudited condensed consolidated financial statements of the Company reflect the principal activities of the following entities. All material intercompany transactions have been eliminated.

	Date of	Place of	Ownership
Name of the entity	Formation	Incorporation	Percentage
SKY Digital Stores, Corp.	March 23, 2006	Nevada	Parent
First Digital	September 30, 2010	Hong Kong, China	100%
Donxon	April 9, 2003	Shenzhen, China	100%
Xintiankong	February 28, 2011	Shenzhen, China	100%
Xinyang Donxon	August 1, 2011	Xinyang, China	100%
Vaslink	September 11, 2007	Guangzhou, China	100%
Shenzhen Dasen	November 26, 2007	Shenzhen, China	100%
Foshan Dasen	January 19, 2007	Foshan, China	70%
Xingtiankong Digital	March 12, 2012	Shenzhen, China	60%

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

Fair Value of Financial Instruments

The Company estimates the fair value of its financial assets and liabilities based upon the fair value hierarchy. The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures.  The three levels of valuation hierarchy are defined as follows:

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of June 30, 2012 and December 31, 2011, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, accounts payable, short-term loans, stockholder loans and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Company. The fair values of long-term bank loans also approximate their recorded values because long-term borrowings bear a floating rate of interest. As the stated interest rate reflects the market rate, the carrying value of the bank borrowings approximates its fair value.

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). In accordance with the Codification ASC 830, “Foreign Currency Matters”, an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash. The functional currency for First Digital Holdings is the Hong Kong Dollar (“HKD”). The functional currency for all PRC subsidiaries is the Renminbi (“RMB”), the currency of the PRC.

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

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  There were no material transaction gains or losses in the periods presented.  Cash flow from the Company’s operations included in the statement of cash flow is calculated based upon the functional currency using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with arithmetic changes in the corresponding balances on the consolidated balance sheet.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30,	December 31,	June 30,
	2012	2011	2011
Period end RMB : USD exchange rate	6.3551	6.3523	6.4630
Average RMB : USD exchange rate	6.3175	6.4544	6.5316
Period end HKD : USD exchange rate	7.7568	7.7688	7.7832
Average HKD : USD exchange rate	7.7611	7.7839	7.7819

Cash and Cash Equivalents

Cash includes cash on hand and deposits in PRC and Hong Kong banks that are unrestricted as to withdrawal or use. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Management believes that these major financial institutions are of high credit quality. Since a majority of bank accounts are located in the PRC, these bank balances are unsecured. The Company has not experienced any losses in such accounts, and management believes it is not exposed to any risks on its cash in bank accounts.

Restricted Cash

Restricted cash is related to deposits required by bank for banker’s acceptance notes and loans. These balances are subject to withdrawal restrictions and are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts. The balance of total restricted cash was $424,856 and $4,518,048 as of June 30, 2012 and December 31, 2011, respectively.

Accounts Receivable

Accounts receivable are recognized and carried at original invoice amounts less allowance for any uncollectible amounts. The Company periodically reviews whether the carrying values of accounts have become impaired. The assets are considered to be impaired if the collectability of the balances become doubtful. Accordingly, the management estimates the valuation allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment is recorded as a change in allowance for doubtful accounts. Usually, the credit term is within 180 days. An allowance for doubtful accounts may be estimated and recorded when aging exceeds 180 days. As of June 30, 2012 and December 31, 2011, no allowance for doubtful accounts was deemed necessary as a majority of the outstanding receivables were collected within three months after the closing of period indicated.

Inventories

Inventories are stated at the lower of cost or market value, using the FIFO method. The cost of inventories consists of all costs of purchases, costs of labors, direct fixed and variable production overheads and other costs incurred in bringing the inventories to their present location and condition. The Company provides inventory reserves based on excess and obsolete inventories determined principally by customer demand.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Management periodically evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. Inventory valuation allowance as of June 30, 2012 and December 31, 2011 amounted to $29,808 and $0, respectively.

Trade Deposit

The Company makes advances to certain vendors for purchase of its inventory items or raw material. Advance payments are included in “Trade Deposit”. Advances to suppliers are interest free and unsecured. These advances are recorded when payment is made by the Company and relieved against inventory when goods are received.

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

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of June 30, 2012 and December 31, 2011, there was no impairment of long-lived assets.

Intangibles Assets

Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified as of the balance sheet dates.

In conjunction the acquisition of Shenzhen Dasen and Vaslink, the Company capitalized $93,575 and $451,857 of identifiable intangible assets, respectively. The identifiable intangible assets consist primarily of trade name, customer relationships and technology. Trade name, customer relationships and technology are amortized over 10 years, their estimated useful life. The Company recorded amortization expenses for intangible assets of $50,487 and $0 for the six months ended June 30, 2012 and 2011.

Intangible asset also includes land use right. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the right to use the land). The land use right of 120,590.70 square meters was acquired by the Company’s subsidiary Xinyang Donxon for $5,330,571  (RMB  33,876,301) from the relevant PRC land authority in June 2012. The Company has a 50-year long right to use the land on which the new manufacturing factory of Xinyang Donxon is situated. This land use right is amortized on a straight-line basis over the 50 year period.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Goodwill

The Company tests goodwill for impairment annually in the fourth quarter by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units. Additionally, the Company may perform tests between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and could adversely affect net income and earnings per share. Shenzhen Dasen and Guangzhou Sky are the only reporting units that carry goodwill subject to impairment test. No impairment indicators occurred subsequent to the acquisitions.

Revenue Recognition

The Company has two types of revenue streams from its two lines of businesses, namely (i) design, manufacturing and sale of mobile phones and digital products (Donxon), (ii) commissions and fees from licensing of retailing stores (Shenzhen Dasen).

The Company records revenues when all of the following criteria have been met:

-	Persuasive evidence of an arrangement exists. The Company generally relies upon sales contracts or agreements, and customer purchase orders, to determine the existence of an arrangement.

-	Sales price is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment.

-
Delivery has occurred. The Company uses shipping terms and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. The Company’s customary shipping terms are FOB destination point.

-
Collectability is reasonably assured. The Company assesses collectability based on creditworthiness of customers as determined by our credit checks and their payment histories. The Company records accounts receivable net of allowance for doubtful accounts and estimated customer returns.

The Company receives commissions from sale of digital products for third parties. The Company does not charge customers differently from the prices provided by third parties. The Company has no discretion on the digital product prices or the applicable commission rates as they are dictated by the third parties. Commissions from sales of digital products are recognized after phone cards are sold to retail customers. The Company presents revenues from such transactions on a net basis in the statements of income as the Company, generally, does not assume inventory risks and has no obligations for cancelled phone cards.

The Company entered into agreements with multiple independently owned retailing stores throughout Guangdong province, PRC in the third quarter of 2011. According to the revised agreements entered into by the parties, the Company is entitled to a management fee from these licensing stores. The management fee is a fixed fee each month.

In the PRC, value added tax (“VAT”) of 17% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Product Warranty

The Company provides product warranties to its customers that its products will meet the functionality standards agreed to in each sales arrangement. The warranty period ranges from three months up to a one-year. The Company expenses all warranty expenses at the earlier of the time their existence is known or as expenses are incurred. For the six months ended June 30, 2012 and 2011, warranty expenses have been minimal and no warranty reserve was considered necessary.

Value Added Tax

The Company reports revenues net of PRC’s VAT for all the periods presented in the condensed consolidated statements of income and comprehensive income.

Income Taxes

The Company has adopted the provisions of ASC subtopic 740-10 (“ASC 740-10”). ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets and liabilities based upon the likelihood of realization of tax benefits in future years. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recognized a deferred tax asset which was arising from net operating loss carry forward for income tax purposes. Management believe that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Therefore, as of June 30, 2012, the Company has provided a 100% deferred tax asset valuation allowance.

The Company applies the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in its combined financial statements. ASC 740-10 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740-10 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. There are no material uncertain tax positions as of June 30, 2012 and December 31, 2011, respectively. All tax returns since inception are subject to examination by tax authorities.

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

Statutory Reserves

Pursuant to the applicable laws in the PRC, the Company makes appropriations to two non-distributable reserve funds, the statutory surplus reserve and the statutory public welfare reserve.  The appropriations are based on after-tax net earnings as determined in accordance with the PRC generally accepted accounting principles, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve is based on an amount at least equal to 10% of after-tax net earnings until the reserve is equal to 50% of the entity’s registered capital.  Appropriation to the statutory public welfare fund is based on 5% to 10% of after-tax net earnings and is not mandatory. The statutory public welfare reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable, other than in liquidation.

The Company did not make appropriations to the discretionary surplus reserve fund for the current period due to losses.  As of June 30, 2012 and December 31, 2011, the Company had appropriated $356,864 of statutory surplus reserve funds.

Non-controlling Interest

Non-controlling interest represents minority shareholder’s 30% ownership interest in Foshan Dasen and 40% ownership interest in Shenzhen Xin Tian Kong Technology.

The Company follows the provisions of ASC 810 “Noncontrolling interests in consolidated financial statements”. A noncontrolling interest in a subsidiary of the Company represents the portion of the equity (net assets) in the subsidiary not directly or indirectly attributable to the Company. This pronouncement requires noncontrolling interests to be presented as a separate component of equity in the consolidated balance sheet and modifies the presentation by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the, nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

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

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Segment Reporting

ASC 280, “Disclosure about Segments of an Enterprise and Related Information”, requires disclosure of reportable segments used by management for making operating decisions and assessing performance. Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. All of the Company’s operations are conducted in two segments (see Note 13).

Earnings Per Share

The Company reports earnings per share in accordance with the provisions of the FASB’s related accounting standard. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution, but includes vested restricted stocks and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions.  The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.  As of June 30, 2012 and December 31, 2011, the Company’s cash was with banks in the PRC and Hong Kong, where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the six months ended June 30, 2012, one customer accounted for 67% of the Company’s total sales. For the six months ended June 30, 2011, three customers accounted for 16%, 13% and 13% of the Company’s sales, respectively.

For the six months ended June 30, 2012, three vendors provided 29%, 14%, and 11% of the Company’s total purchases, respectively.  For the six months ended June 30, 2011, five vendors provided 18%, 17%, 15% 13% and 12% of the Company’s total purchases, respectively.

Note 3 — Inventories

As of June 30, 2012 and December 31, 2011, inventories consisted of the following:
	June 30,	December 31,
	2012	2011

Raw materials	$3,884,535	$511,182
Finished goods	1,532,250	3,119,494
Less: Allowance for inventory obsolescence	(29,808)	-
	$5,386,977	$3,630,676

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 — Trade Deposit

The Company advances cash as deposits to certain vendors for the purchase of inventory. Advances to vendors are interest free and unsecured, which are recorded when payments are made by the Company and relieved against inventory when goods are received. As of June 30, 2012 and December 31, 2011, trade deposits amounted to $3,332,676 and $1,042,237, respectively.

Note 5 — Property and Equipment

Property and equipment consist of the following at:

	June 30,	December 31,
	2012	2011
Machinery and equipment	$1,218,946	$95,354
Office equipment	469,764	310,900
Leasehold improvements	303,572	303,705
Vehicle	78,099	63,474
Sub-total	2,070,381	773,433
Less: Accumulated depreciation	(402,451)	(217,224)
Property and equipment, net	$1,667,930	$556,209

Total depreciation expense for the six months ended June 30, 2012 and 2011 amounted to $245,444 and $13,748, respectively. Total depreciation expense for the three months ended June 30, 2012 and 2011 amounted to $188,517 and $7,726, respectively.

Note 6 — Intangible Assets, Net

As of June 30, 2012 and December 31, 2011, net intangible assets consisted of the following:

	Gross	Weighted-average		Net
	carrying	remaining amortization	Accumulated	carrying
	amount	period	amortization	amount
June 30, 2012
Customer relations	$18,237	8.71 years	$(1,644)	$16,593
Technology	441,957	9.33 years	(44,022)	397,935
Trade name	74,689	9.25 years	(5,292)	69,397
Land use right	5,330,571	49.92 years	(8,575)	5,321,996
Others	12,587	8.75 years	(4,553)	8,034
Total intangible assets, net	$5,878,041		$(64,086)	$5,813,955

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

	Gross carrying amount	Weighted-average remaining amortization period	Accumulated amortization	Net carrying amount
December 31, 2011
Customer relations	$18,245	9.21 years	$(560)	$17,685
Technology	442,152	9.83 years	(6,460)	435,692
Trade name	74,722	9.75 years	(3,658)	71,064
Land use right	-	-	-	-
Others	12,593	9.25 years	(3,225)	9,368
Total intangible assets, net	$547,712		$(13,903)	$533,809

The Company recorded amortization expenses for intangible assets of $50,487 and $0 for the six months ended June 30, 2012 and 2011, respectively. Amortization expense for the three months ended June 30, 2012 and 2011 was $29,664 and $0, respectively.

On June 12, 2012, the Company purchased a land use right of for $5,330,571 (RMB 33,876,301) from Xinyang Bureau of Land and Resources, and had already received the land use right certificate.

The estimated future amortization expenses related to intangible assets as of June 30, 2012 are as follows:

Year ended December 31,
2012	$80,679
2013	161,358
2014	161,358
2015	161,358
2016	161,358
Thereafter	5,087,844
Total	$5,813,955

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 — Bank Loans

The following is a summary of the Company’s short-term and long-term bank loans as of June 30, 2012 and December 31, 2011:

		June 30,	December 31,
		2012	2011
Short-term bank loans
Shenzhen Development Bank
Interest at 6.56%, payable June 27, 2012	(a)	$-	$3,935,582
Interest at 7.54%, payable November 9, 2012	(b)	2,360,309	1,416,810
China Construction Bank
Interest at 7.87%, payable October 16, 2012	(c)	1,416,185	-
Interest at 7.98%, payable June 28, 2013	(d)	944,124	-
Total short-term bank loans		$4,720,618	$5,352,392

Long-term bank loan
China Construction Bank
Interest at 7.98%, payable July 28, 2013	(d)	$629,416	$-
Total long-term bank loan		$629,416	$-

(a)	On May 26, 2011, Donxon entered into a maximum guarantee agreement with Shenzhen Development Bank. The full amount of the loan was repaid on June 29, 2012 upon maturity.

(b)
On January 12, 2012, Donxon entered into a short-term bank loan agreement with Shenzhen Development Bank for $2,382,476 (RMB 15,000,000) with a floating rate of 15% over the applicable one year benchmark interest rate from the People’s Bank of China. The credit line was guaranteed by Mr. Lin Xiangfeng (CEO), a business associate and an unrelated party with the total guaranteed amount of $23,831,085 (RMB 150,000,000). Pursuant to the Loan Agreement, interest expense is payable monthly.

(c)
On October 17, 2011, the Company, Shenzhen AIV Technology Co., Ltd. (“AIV Technology”), Shenzhen Huafoli Co., Ltd. (“Huafoli”) and Shenzhen SPA Moment Investment Development Co., Ltd. (“SPA Moment”) entered into short-term bank loan agreements with China Construction Bank. The total amount of these loans was $4,766,217 (RMB 30,000,000) and secured on cross-guarantee basis. The Company is contingently liable as the guarantor with respect to the maximum exposure of $3,336,352 (RMB 21,000,000) to these three companies, who are unrelated third parties. These three companies are also contingently liable as the guarantor for the Company with respect to the short-term bank loan with China Construction Bank Shenzhen Branch for $1,429,486 (RMB 9,000,000) with 20% more than the benchmark interest rate of the loan (7.87% as of 12/31/2011). Mr. Lin Xiangfeng (CEO) provided guarantees to these loans with the maximum amount of $4,766,217 (RMB 30,000,000) secured by his personal assets.

Pursuant to the Loan Agreement, interest rate will be adjusted every three months and the Company deposited $428,846 (RMB 2,700,000) as restricted cash for the loan. The full amount of the loan is expected to be repaid on October 16, 2012.

(d)
On December 29, 2011, Shenzhen Dasen entered into a long-term bank loan with China Construction Bank for $1,588,318 (RMB 10,000,000) with a variable interest rate. The loan was guaranteed by Credit Orienwise Group, Inc., an unrelated party. Mr. Lin Xingfeng (CEO) also provided guarantees to Credit Orienwise Group Inc. by his personal assets and credits. Pursuant to the Loan Agreement, interest rate is adjusted every three months and Shenzhen Dasen deposited $158,832 (RMB 1,000,000) as security deposit in the Guarantor’s account. The purpose of such bank loan is for working capital. The Company will make monthly principal payments of RMB 500,000 starting on the seventh month after the loan is funded. The balance is due on June 28, 2013.   Shenzhen Dasen paid $63,550 (RMB 400,000) to the guarantor as a guarantee fee. The guarantee fee was recorded as deferred financing costs in the consolidated balance sheets. The Company is amortizing the guarantee fee over the term of the guarantee. As of June 30, 2012, $944,124 (or RMB 6,000,000) of the long-term bank loan had a maturity of less than one year and was accordingly reclassified as short-term bank loan.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 – Loans To/From Third Parties

Loans to/from unrelated parties consist of the following at:

		June 30,	December 31,
		2012	2011
Loan to third parties
Nanchang Xinduo Trading Co., Ltd.	(a)	$187,251	$187,334
Total loan to unrelated parties		$187,251	$187,334

Loan from third parties
Shenzhen Qifeng Supply Chain Service Co., Ltd.	(b)	$1,164,419	$1,164,932
Yangguang Xingye Trading Co., Ltd.	(c)	208,966	209,058
Deke Mobile Technology Co., Ltd.	(d)	317,429	112,951
Yiyatong Supply Chain Co., Ltd.	(e)	-	472,270
Junhuiyuan Investment Inc.	(e)	-	902,035
Total loan from unrelated parties		$1,690,814	$2,861,246

(a)	In April 2011, the Company entered into a two-year loan agreement with this unrelated third-party. The amount is unsecured, non-interest bearing and due on demand.

(b)
This loan from unrelated party Shenzhen Qifeng Supply Chain Service Co., Ltd. originally had a six month term from December 9, 2011 to June 12, 2012, bearing no interest. The Company did not repay the loan when the loan term expired on June 12, 2012, but entered into an amended agreement with the third-party to extend the loan for another six months (from June 12, 2012 to December 11, 2012). The loan bears an annual interest rate of 7.8782%.

(c)
Loans from unrelated party Yangguang Xingye Trading Co., Ltd. was originally six months term from December 22, 2011 to June 21, 2012. The Company did not repay the loan when it expired on June 21, 2012 and entered into an amended agreement with the third-party to extend the loan for another six months (from June 21, 2012 to December 20, 2012). This loan is unsecured, payable on demand and bears no interest.

(d)	Loan from unrelated party Deke Mobile Technology Co. Ltd. is unsecured, payable on demand and bear no interest. The full balance will be repaid before June 2013.

(e)	Loans from these unrelated parties were repaid in March 2012.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 — Related Party Transactions

During the normal course of business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance its working capital as needed.

Amount due from related party as of June 30, 2012 and December 31, 2011 are as below:

	June 30,	December 31,
	2012	2011
Due from related party
Shenzhen Libaohua Technology Co., Ltd. (“Libaohua”)	$2,360,309	$-
Total amount due from related party	$2,360,309	$-

On January 4, 2012, the Company entered into a short term loan agreement with Libaohua for $794,159 (RMB 5,000,000) with an interest rate of 7.878%. On June 25, 2012, the Company entered into entrusted payment agreement with Shenzhen Fuxingyuan Technology Co., Ltd. (“Fuxingyuan”) and Libaohua, pursuant to the agreement, Fuxingyuan would repay the loan on behalf of Libaohua, and the amount was fully repaid by Fuxingyuan on June 29, 2012.

On January 12, 2012, the Company entered into a short-term loan agreement with Libaohua for $2,360,309 (RMB 15,000,000) with an interest rate of 7.878%. The amount is expected to be repaid by Libaohua on or before November 9, 2012.

Amount due to related parties as of June 30, 2012 and December 31, 2011 are as below:

	June 30,	December 31,
	2012	2011
Due to related parties
Shenzhen Top Finance Guaranty Investment Inc. (“Top Finance”)	$2,330,383	$2,234,136
Individual shareholders	135,325	2,805,357
Total amount due to related parties	$2,465,708	$5,039,493

On July 7, 2011, the Company entered into a loan agreement with Top Finance, a shareholder with 8.68% of the total outstanding shares of common stock of the Company. Pursuant to the term of the loan agreement, Top Finance made a loan in the aggregate amount of $2,786,937 (RMB 19,000,000) to the Company for general corporate purposes, with no interest. The amount outstanding as of June 30, 2012 was $2,330,383 (RMB14, 809,819).

Shareholders advanced funds to the Company for working capital purposes. The loans from stockholders are unsecured and bear no interest. The amount of loans was $135,325 and $2,805,357 as of June 30, 2012 and December 31, 2011, respectively. The full amounts of the loans will be due in April 2013.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 10— Commitments and Contingencies

The Company leases offices and factory buildings from third parties under operating leases. For the six months ended June 30, 2012 and 2011, the Company has rental expenses in the amount of $237,848 and $122,367, respectively. Under the lease agreements, the Company is committed to pay approximately $241,550 in the remaining six months of 2012, $232,679 and $176,718 in years 2013 and 2014, respectively.

The Company opened a new manufacturing factory in April 2012 in Henan Xinyang High-tech Park, with 10 mobile phone assembly lines, with production capacity of 5 million mobile phones annually. Xinyang Donxon has obtained a land use right of 180 mu (120,590.7 square meters) from local government in June 2012 and is expected to pay additional RMB 25 million to obtain an additional land use right of 120 mu (80,393.8 square meters) in the near future. In addition, currently, the factory buildings consisted of 5 buildings, totaling 30,000 square meters, are leased from local government, the Company is liable to pay approximately RMB 50 million to purchase these buildings from local government in the near future.

Contingencies

Guarantee of Third-Party Indebtedness—No Liability Is Recorded

As China only began its economic reform and development of a market economy in the 1980s, its credit evaluation system has had only a very short history and is far less sophisticated than that in the developed countries. Therefore, when an enterprise applies for a loan from a commercial bank, it is difficult for the bank to evaluate the credit risk of the applicant. As an alternative tool, it is a common practice in China for commercial banks to require the applicant find an unrelated third-party in its local economy to provide a loan guarantee for the applicant, which very much serves as a credit check for the bank. In return, and also to avoid risk of having to make payments under the guarantee, such guarantors often require the counterparty to provide similar guarantees on their own debt. Therefore, this type of guarantee is usually a cross-guarantee.

For mutual benefit, the Company reached agreements with two unrelated third parties to provide such a cross-guarantee on bank loans as of June 30, 2012 and December 31, 2011.

As of June 30, 2012, the Company, through its subsidiary is contingently liable as guarantor with respect to the maximum exposure of $3,326,870 (RMB 21,000,000) to unrelated third parties, AIV Technology, Huafoli and SPA Moment on a cross-guarantee basis. The term of these guarantees are for one year, expiring on October 16, 2012. At any time from the date of guarantees, should AIV Technology, Huafoli and SPA Moment fail to make their due debt payments, the Company will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties.

The Company assessed its obligation under this guarantee pursuant to the provision of ASC 460 “Guarantee”. Management has evaluated the guarantee and concluded that the likelihood of having to make payments under the guarantee is remote. As of June 30, 2012, the Company has not recorded any liabilities under these guarantees.

Note 11 — Income Tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

SKY Digital Stores, Corp. is incorporated in the U.S. and has incurred a net operating loss for income purposes for 2011. As of June 30, 2012, the estimated net operating loss carry forward for U.S income tax purposes amounted to approximately $196,000, which may be available to reduce future taxable income. These carry forward will expire if not utilized by 2031. Management believe that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% deferred tax asset valuation allowance at June 30. The net change in valuation allowance for the six months ended June 30, 2012 was an increase of approximately $67,000. Management reviews this valuation allowance periodically and makes adjustments as necessary.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

First Digital is a company incorporated in Hong Kong and has operations in the PRC, the tax jurisdiction. First Digital did not earn any income that was derived in Hong Kong for the six months ended June 30, 2012 and 2011 and therefore was not subject Hong Kong Profit tax. All of the Company’s income is generated in the PRC. Accordingly, its income tax provision is calculated based on the applicable tax rates and existing legislation, interpretations and practices in respect thereof.

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

The income tax rate for Shenzhen Dasen is 25%.Vaslink is located in a Guangzhou High-tech Park and is entitled to the preferential income tax rate of 10% granted by local tax authority.

The Company’s subsidiary Xinyang Donxon is located in Xinyang High-tech Park in the PRC and has been granted a favorable tax treatment by local taxing authority which stipulated a 100% income tax exemption for the first two years and 50% income tax exemption for the following consecutive three years (“tax holiday”).

The following table reconciles the statutory rates to the Company’s effective tax rate for the six months ended June 30, 2012 and 2011:

	June 30,	June 30,
	2012	2011

U.S. Statutory rates	34%	34%
Foreign income not recognized in the U.S.	(34)	(34)
China Statutory income tax rate	25	24
Net operating loss in the PRC	(19)	-
Nondeductible expenses - permanent differences	-	15
Effective tax rate	6%	39%

The Company’s PRC subsidiaries had tax loss carry forwards of approximately $663,000 and $80,000 for the periods ended June 30, 2012 and 2011, respectively which expire 5 years after the Company incurs the loss unless utilized. The Company has made a full valuation allowance against its net deferred tax assets. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings.

Uncertain tax position

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its consolidated statements of income. There were no unrecognized tax benefits for the six months ended June 30, 2012 and 2011. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions.  As of June 30, 2012 and December 31, 2011, the Company did not accrue any interest and penalties.

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 12 — Stock-Based Compensation

In July and August 2011, the Company appointed two independent directors. Pursuant to the terms of their appointments, one director shall receive 100,000 shares of the common stock of the Company per annum for his service. The other director shall receive such number of shares of the common stock of the Company, whose value equal to $60,000 per annum for his service. The value of the shares will be an average of closing price for the five trading days prior to the issuance of the shares. These common stocks were valued at $211,000 based on the trading value of the Company’s common stock on the grant date of $1.51 per share. For the six months ended June 30, 2012 and 2011, $104,055 and $33,083 were charged to general and administrative expense, respectively.

On March 8, 2012, the Company’s Board of Directors approved Stock Award Agreement, pursuant to the Board Resolution and Stock Award Agreement, the Company agreed to issue 200,000 restricted shares of its common stock to an independent director as compensation and 100,000 restricted shares of its common stock to consultant for consulting services rendered. The terms of the service agreement was continued on March 8, 2014, and 300,000 shares of restricted common stock were subsequently issued on April 30, 2012. The trading value of the Company’s common stock on March 8, 2012 was $0.85 per share. Accordingly, $39,822 and $39,822 were charged to general and administrative expense for three and six months ended June 30, 2012, respectively.

On the same date of March 8, 2012, the Company agreed to grant total of 694,000 shares of common stock to a group of 60 employees as stock awards. These shares will vest on March 8, 2014, provided that the employees are still employed by the Company on such date. The trading value of the Company’s common stock on the grant date March 8, 2012 was $0.85 per share. Accordingly, $69,423 and $69,423 were charged to general and administrative expense and selling expense for three and six months ended June 30, 2012, respectively.

Note 13 — Segment Information

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

The following table presents summarized information by segment:

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Mobile phone manufacturing	Retail stores	Total	Mobile phone manufacturing	Retail stores	Total

Revenues	$14,862,111	$13,694,341	$28,556,452	$11,667,369	$1,123,433	$12,790,802
Cost of goods	14,240,246	13,601,978	27,842,224	10,987,355	1,113,726	12,101,081
Gross profit	621,865	92,363	714,228	680,014	9,707	689,721
Commission and franchise income	-	162,481	162,481	-	35,457	35,457
Income from operations	(325,646)	(210,641)	(536,287)	125,592	(151,511)	(25,919)
Income tax expenses	9,863	556	10,419	49,301	-	49,301
Depreciation and amortization	212,251	2,569	214,820	6,893	2,683	9,576
Asset expenditures	6,340,627	13,941	6,354,568	28,884	-	28,884
Total Assets	$23,168,313	$2,920,242	$26,088,555	$8,233,905	$2,642,509	$10,876,414

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Mobile phone manufacturing	Retail stores	Total	Mobile phone manufacturing	Retail stores	Total

Revenues	$28,151,898	$20,919,833	$49,071,731	$21,098,630	$1,123,433	$22,222,063
Cost of goods	26,956,713	20,622,925	47,579,638	19,431,773	1,113,726	20,545,499
Gross profit	1,195,185	296,908	1,492,093	1,666,857	9,707	1,676,564
Commission and franchise income	-	288,539	288,539	-	35,457	35,457
Income from operations	(375,938)	(222,029)	(597,967)	659,676	(151,510)	508,166
Income tax expenses	41,999	19,194	61,193	200,958	-	200,958
Depreciation and amortization	286,817	9,114	295,931	12,915	2,683	15,598
Asset expenditures	6,432,512	26,387	6,458,899	110,560	-	110,560
Total Assets	$23,168,313	$2,920,242	$26,088,555	$8,233,905	$2,642,509	$10,876,414

(a)
Retail store segment was commenced on April 8, 2011. For the three and six months ended June 30, 2012 and 2011, operating results for retail stores included Xin Tian Kong, Dasen, Foshan Dasen and retail stores.

(b)
Mobile phone manufacturing numbers include the operating results of Donxon, Vaslink and Xinyang Donxon for the six months ended June 30, 2012 and included the operating results of only Donxon for the six months ended June 30, 2011.

Note 14 — Subsequent Events

The Company has evaluated subsequent events for purposes of recognition or disclosure through the date these financial statements were issued.

On July 24, 2012, the Company’s subsidiary Shenzhen Donxon entered into an one year short-term loan agreement (from July 24, 2012 to July 23, 2013) with Shenzhen Baosheng Rural Bank to borrow RMB 15 million (approximate to $ 2.3 million) as working capital, with annual interest rate of 6%. The Company pledged the Certificate of Land Use Right of 180 mu (120,590.7 square meters) obtained in Henan Xinyang as collateral for this loan. The Company’s CEO and a major shareholder also provided guarantees to this loan secured by their personal assets and credits.

In July 2012, a new Company store operating under the “Sky Digital Stores” brand was opened in Zhengzhou City, Henan Province of China. In addition, the Company entered into licensing agreements with 8 retail stores in the central part of China and granted these retail stores permits to use “Sky Digital Stores” brand name and store images and sell the Company’s Donxon brand products and other digital products, including Apple products,. The Company supplies the products to be sold in these stores and charges store management fees on a monthly basis. Management believes that these newly licensed stores will help to expand the market coverage and generate more sales revenue in the near future.