Form 10-Q/A
period 2012-06-30
SKY DIGITAL STORES CORP.
filed 2012-10-26
CIK 1375483

 U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment Number 1 to Quarterly Report)

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

[Missing Graphic Reference]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Company is authorized to issue 750,000,000 shares of common stock. As of the date of this report, the Company has issued and outstanding 25,854,320 shares.

Explanatory Note

SKY Digital Stores Corp. is filing this Amendment No. 1 (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on August 14, 2012, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2)(ii) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

2

Part II. Other Information

Item 6.	Exhibits.

The following documents are filed herewith:

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 12, 2012)

3.2*	Amended and Restated Bylaws

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

* Previously filed.
** Filed herewith.

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY DIGITAL STORES CORP.

Dated: October 26, 2012	By:	/s/ Lin Xiangfeng
Lin Xiangfeng
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Harry Zhang
Harry Zhang
Chief Financial Officer
(Principal Financial Officer)

4