Form 10-Q
period 2012-09-30
SKY DIGITAL STORES CORP.
filed 2012-11-14
CIK 1375483

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Company is authorized to issue 750,000,000 shares of common stock. As of November 12, 2012, the Company has issued and outstanding 25,854,320 shares.

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

Overview

We are a mobile internet product and application service provider. We have retail stores targeting the Chinese consumers. We design, manufacture and sell mobile communication products and accessories under the Donxon/EMI brand, and operate retail business through our website and retail store chains. We are developing licensed digital retail stores under our Sky Digital Stores brand, retailing various smartphones and accessories to end-users.

Business growth for traditional mobile phone sales has been flat for the past two years. Customer demand for name brand smartphones has increased significantly. In the second quarter of 2011, we signed up as a reseller for a top global smartphone supplier. We opened our first concept store under our Sky Digital Stores brand on July 10, 2011. As of September 30, 2012, we have three such stores in Guangdong Province and two more in Henan Province. We intend to seek business opportunities with more global brands in the future and expect these stores to provide increased revenue sources for our company.

Corporate History

We were incorporated in the state of Nevada on March 23, 2006 under the name Hoopsoft Development Corp (“Hoopsoft”).On January 9, 2007, we entered into an agreement and plan of merger (“Agreement and Plan of Merger”) with Yellowcake Mining Inc. (“Yellowcake”), a Nevada corporation and wholly-owned subsidiary of Hoopsoft Development Corp., incorporated for the sole purpose of effecting the merger. Pursuant to the terms of the Agreement and Plan of Merger, Yellowcake merged with and into Hoopsoft, with Hoopsoft carrying on as the surviving corporation under the name “Yellowcake Mining Inc.”

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

On October12, 2011, Donxon entered into an acquisition agreement with Vaslink Technology Ltd. (“Vaslink”) and the sole shareholder of Vaslink to acquire Vaslink for RMB 7,500,000 (approximately $1,180,675), paid in the Company’s common stock, valued at $1.21 per share. Vaslink is a company incorporated in China and engaged in the research, development, wholesale and retail of computer information technology, communications product, hardware and software in Guangzhou, China. On March 12, 2012, Xingtiankong established Shenzhen Sky Digital Technology Company Ltd. (“Xingtiankong Digital”) with two unrelated parties. Xingtiankong Digital was established to expand our authorized reseller network under Sky Digital Stores brand throughout China. Xingtiankong owns 60% of Xingtiankong Digital.

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

Results of operations

Recent Developments

In the third quarter of 2012, we entered into licensing agreements with nine additional retail stores nationwide and granted these retail stores non-exclusive licenses to use our “Sky Digital Stores” brand name and store images and sell our digital products, including our Donxon brand products and other digital products, including Apple products. As of September 30, 2012, we have total 57 licensed stores. We supply the products to be sold in these stores. In the meantime, we opened two Company stores under the “Sky Digital Stores” brand; one is operating in Shenzhen city, Guangdong province, and the other one is in Xinyang city, Henan province. We believe that these newly licensed and company stores will help to expand our market coverage and generate more sales revenue in the near future.

Results of operation for the three months ended September 30, 2012 compared with the three months ended September 30, 2011 (Unaudited)

The following tables set forth key components of our results of operations and key components of our revenue for the period indicated.

	For three months ended September 30,
	2012	% of Revenue	2011	% of Revenue	Change ($)	Change (%)

Sales	$23,704,674	100.00%	$15,844,644	100.00%	$7,860,030	49.61%
Cost of goods sold	(23,119,444)	-97.53%	(14,823,183)	-93.55%	(8,296,261)	55.97%
Gross profit	585,230	2.47%	1,021,461	6.45%	(436,231)	-42.71%

Income from commission and licensing stores	117,940	0.50%	55,084	0.35%	62,856	114.11%

Operating expenses
Selling expenses	(159,680)	-0.67%	(935,676)	-5.91%	775,996	-82.93%
General and administrative expenses	(1,079,894)	-4.56%	(68,575)	-0.43%	(1,011,319)	1,474.76%
Total operating expenses	(1,239,574)	-5.23%	(1,004,251)	-6.34%	(235,323)	23.43%

Income (loss) from operations	(536,404)	-2.26%	72,294	0.46%	(608,698)	-841.98%

Total other expenses	(169,752)	-0.72%	(45,114)	-0.28%	(124,638)	276.27%

Income (loss) before provision for income taxes	(706,156)	-2.98%	27,180	0.17%	(733,336)	-2,698.07%

Provision for income taxes	(9,056)	-0.04%	(69,213)	-0.44%	60,157	-86.92%

Net loss	$(715,212)	-3.02%	$(42,033)	-0.27%	$(673,179)	1,601.55%

Net Sales / Revenue:

We have two types of revenue streams from our two lines of businesses, namely (i) design, manufacturing and sale of mobile phones and digital products (Donxon) and (ii) retail stores (Shenzhen Dasen).

For the three months ended September 30, 2012, net sales increased by 49.61% to $23.70 million from $15.84 million as compared to the three months ended September 30, 2011. The increase in our sales was primarily due to the following factors:

(1)
The addition of the retail store business line opened a new window for us to sell mobile communication products to customers. As an authorized Apple product retailer, we rapidly expanded our sales and market coverage by retailing Apple products and other top smartphone brands in our retail stores and in our licensed stores in Guangdong Province and nearby areas, which in turn led to increased sales of our own Donxon brand products as customers were exposed to our products while shopping for Apple products.

(2)
The increase in sales was also affected by higher product selling prices for the period indicated. For the three months ended September 30, 2012, a significant portion of our sales were related to Apple iPhone, iPad, other high-end branded smartphones and digital communication accessories in our retail stores. The selling prices of such products are much higher than our own Donxon brand products. As a result of the increased quantity sold and higher selling price, our sales revenue increased accordingly.

(3)
The rebranding and sale of third-party products under our Donxon brand also increased for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily due to increased product variety and increased quantity sold to target a broader range of customers.

(4)
Sales of our Donxon brand products decreased for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, because our factory moved from Shenzhen to Henan Xinyang. During the factory shift process, we reduced the manufacturing our own Donxon brand mobile and digital products.

The overall increase in our sales revenue for the three months ended September 30, 2012 reflected the above combined factors.

The following table sets forth the breakdown of our sales and gross profit for our two business lines for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Mobile phone manufacturing	Retail store	Total	Mobile phone manufacturing	Retail store	Total

Sales	$12,074,060	$11,630,614	$23,704,674	$11,938,568	$3,906,076	$15,844,644
Cost of goods	(11,438,485)	(11,680,959)	(23,119,444)	(11,263,824)	(3,559,359)	(14,823,183)
Gross profit	635,575	(50,345)	585,230	674,744	346,717	1,021,461
Gross profit margin	5.26%	-0.43%	2.47%	5.65%	8.88%	6.45%

Cost of goods sold:

Cost of goods sold increased $8.30 million or 55.97% when comparing the three months ended September 30, 2012 to the three months ended September 30, 2011. The increase in our cost of goods sold was in line with our increased sales. The overall increase in our cost of goods sold for the three months ended September 30, 2012 as compared to the prior comparative period were attributable to the following factors.

(1)
Due to the addition of the retail store business line into our operation, our sales volume increased and we incurred more cost to sell top brand products in our retail stores, such as iPhones, other smartphones and digital products which were purchased from other manufacturers and put into our retail store chain for resale.

(2)
The purchase prices for these products were higher than our self-produced Donxon brand products. The increase in our cost of goods sold was largely attributable to the increased purchase cost incurred.

(3)
Due to the general inflation and increase in market price for raw materials and labor costs, the production costs incurred in our Donxon brand products also increased as compared to the comparable period a year ago, which led to the increased costs to be allocated to products sold.

Gross profit and Gross margin:

Gross profit decreased by 42.71% to $0.59 million for the three months ended September 30, 2012, as compared with the same period in 2011. The decrease in our gross profit was primarily due to decreased gross margin of retail business. Our gross margin for the three months ended September 30, 2012 was 2.47%, decreased from 6.45% for the three months ended September 30, 2011. The decrease in gross margin was due to higher purchase costs and lower gross margin from retail of Apple products and re-branded products during the quarter ended September 30, 2012.

Operating Expenses:

Total operating expenses increased from $1.00 million for the three months ended September 30, 2011 to $1.24 million for the three months ended September 30, 2012, representing a 23.43% increase. The increase in our total operating expense was primarily due to increased general and administrative expenses as discussed below:

(1)	For the three months ended September 30, 2012, we incurred increased travel, office, salary and other administration expenses in connection with managing our newly formed Xinyang factory.

(2)
For the three months ended September 30, 2012, we opened two new Company stores in Henan province. In order to promote sales from these newly opened Company stores, we incurred more advertising and promotion expenses than we did in the same period of 2011.

(3)
For the three months ended September 30, 2012, we had more subsidiaries and company stores than in the same period of 2011. We also increased employee hiring, leased more office and retail store space, incurred more administrative and office expenses, accrued more stock-based compensation expense, and faced increased audit, legal and consulting fees as a public company. Accordingly, our operating expenses for the three months ended September 30, 2012 were higher than the prior comparative period.

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

Net Income/Loss:

Net loss for the three months ended September 30, 2012 was $0.72 million, compared with net loss of $0.04 million for the three months ended September 30, 2011. The increase in our net loss for the three months ended September 30, 2012 was primarily due to (i) the increase in our cost of goods sold, which reduced our gross margin and (ii) the increase in our operating expenses as discussed above. We expect to see a positive net income trend in the last quarter of 2012 and beyond because we have designed more new products which will be put into production and attract more customers. In addition, we will expand our retail store business line by opening more retail stores and grant licenses to third parties to operate more retail stores in expanded geographic areas.

Results of operation for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 (Unaudited)

The following tables set forth key components of our results of operations and key components of our revenue for the period indicated.

For nine months ended September 30,
2012		% of Revenue	2011	% of Revenue	Change ($)	Change (%)

Sales	$72,776,405	100.00%	$38,066,707	100.00%	$34,709,698	91.18%
Cost of goods sold	(70,699,082)	-97.15%	(35,368,682)	-92.91%	(35,330,400)	99.89%
Gross profit	2,077,323	2.85%	2,698,025	7.09%	(620,702)	-23.01%

Income from commission and licensing stores	406,479	0.56%	90,541	0.24%	315,938	348.94%

Operating expenses
Selling expenses	(371,175)	-0.51%	(1,900,373)	-4.99%	1,529,198	-80.47%
General and administrative expenses	(3,246,998)	-4.46%	(307,734)	-0.81%	(2,939,264)	955.13%
Total operating expenses	(3,618,173)	-4.97%	(2,208,107)	-5.80%	(1,410,066)	63.86%

Income (loss) from operations	(1,134,371)	-1.56%	580,459	1.52%	(1,714,830)	-295.43%

Total other expenses	(538,755)	-0.74%	(42,896)	-0.11%	(495,859)	1,155.96%

Income (loss) before provision for income taxes	(1,673,126)	-2.30%	537,563	1.41%	(2,210,689)	-411.24%

Provision for income taxes	(70,249)	-0.10%	(270,171)	-0.71%	199,922	-74.00%

Net income (loss)	$(1,743,375)	-2.40%	$267,392	0.70%	$(2,010,767)	-751.99%

Net Sales / Revenue:

For the nine months ended September 30, 2012, net sales increased by 91.18% to $72.78 million from $38.07 million as compared to the nine months ended September 30, 2011. The increase in our sales was primarily due to the following factors:

(1)
The addition of the retail store business line opened a new window for us to sell mobile communication products to customers. As an authorized Apple product retailer, we rapidly expanded our sales and market coverage by retailing Apple products and other top smartphone brands in our retail stores and in our licensed stores in Guangdong Province and nearby areas, which in turn led to increased sales of our own Donxon brand products, as customers were exposed to our products while shopping for Apple products.

(2)
The increase in sales was also affected by higher product selling prices for the period indicated. For the nine months ended September 30, 2012, a significant portion of our sales were related to Apple iPhone, iPad, other high-end branded smartphones and digital communication accessories in our retail stores. The selling prices of such products are much higher than our own Donxon brand products. As a result of the increased quantity sold and higher selling price, our sales revenue increased accordingly.

(3)
The rebranding and sale of third-party products under our Donxon brand also increased for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily due to increased product variety and increased quantity sold to target a broader range of customers.

The following table sets forth the breakdown of our sales and gross profit for our two business lines for nine months ended September 30, 2012 and 2011:

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Mobile phone manufacturing	Retail stores	Total	Mobile phone manufacturing	Retail stores	Total

Sales	$40,225,958	32,550,447	72,776,405	$33,037,198	$5,029,509	$38,066,707
Cost of goods	(38,395,198)	(32,303,884)	(70,699,082)	(30,695,597)	(4,673,085)	(35,368,682)
Gross profit	1,830,760	246,563	2,077,323	2,341,601	356,424	2,698,025
Gross profit margin	4.55%	0.76%	2.85%	7.09%	7.09%	7.09%

Cost of goods sold:

Cost of goods sold increased $35.33 million or 99.89% when comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011. The increase in our cost of goods sold was in line with our increased sales and the overall increase in our cost of goods sold for the nine months ended September 30, 2012 as compared to the prior comparative period were attributable to the following factors.

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

Gross profit and Gross margin:

Gross profit decreased by 23.01% to $2.08 million for the nine months ended September 30, 2012, as compared with the same period in 2011. The decrease in our gross profit was primarily due to the significantly decreased gross profit margin in our retail business. Our gross profit margin for the nine months ended September 30, 2012 was 2.85%, decreased from 7.09% for the nine months ended September 30, 2011. The decrease in gross profit margin was due to higher purchase costs and lower gross margin from retail sales of Apple products and re-branding products, and reduced sales of self-produced Donxon brand products during the nine months ended September 30, 2012.

Operating Expenses:

Total operating expenses increased from $2.21 million for the nine months ended September 30, 2011 to $3.62 million for the nine months ended September 30, 2012, representing a 63.86% increase. The increase in our total operating expense was primarily due to increased general and administrative expenses for the period ended September 30, 2012 as discussed below:

(1)
For the nine months ended September 30, 2012, we opened a new subsidiary, Shenzhen Xintiankong Technology, and also a new factory in Henan Xinyang and accordingly incurred increased travel, office, salary and other administration expenses in order to manage the Xinyang factory.

(2)
For the nine months ended September 30, 2012, we had more subsidiaries and company stores than in the same period of 2011. We also increased employee hiring, leased more office space, incurred more administrative and office expenses, accrued more stock-based compensation expense, and faced increased audit, legal and consulting fees as a public company. Accordingly, our operating expenses for the nine months ended September 30, 2012 was higher than the prior comparative period.

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

Net Income/Loss:

Net loss for the nine months ended September 30, 2012 was $1.74 million, compared with net income of $0.27 million for the nine months ended September 30, 2011. The increase in our net loss for the nine months ended September 30, 2012 was primarily due to (i) the increase in our cost of goods sold, which reduced the gross margin, and (ii) the increase in our general and administrative expense, as discussed above. We are designing new products with the goal of attracting more customers to address these challenging trends in our business. In addition, we will expand our retail store business line by opening more retail stores and grant licenses to third parties to operate retail stores in expanded geographic areas.

Liquidity

Total current assets increased by $3.58 million from $20.73 million as of December 31, 2011 to $24.31 million as of September 30, 2012. The primary changes in our current assets during the nine months ended September 30, 2012 were from changes in cash, accounts receivable, inventory, trade deposit, other receivables and amounts due from related parties.

•
The increase in our inventories from $3.63 million as of December 31, 2011 to $8.25 million was because we purchased and stock-piled more materials, components to be used in manufacturing our Donxon brand products and digital products from outside manufacturers to be used to expand our retail store business lines.

•
The increase in trade deposits from $1.04 million as of December 31, 2011 to $3.66 million as of September 30, 2012 was because we made advances to certain vendors for purchase of inventory items, raw materials for our self-produced products and semi-finished third-party products for rebranding and sale under our Donxon brand.

•
The increase in other receivables from $0.12 million as of December 31, 2011 to $1.82 million as of September 30, 2012 was mainly due the increased temporarily lent funds to third parties, and it will be repaid back to us in the near future.

•
The increase in due from related parties from $0 as of December 31, 2011 to $2.37 million as of September 30, 2012 was because we temporarily lent funds to these parties to generate interest income, and such amount will be repaid back to us in the near future.

•	The increase of total current assets was offset in part by a decrease in cash and accounts receivable.
•
The decrease in cash by $5.7 million was because we repaid $4.30 million (RMB 27.10 million) of bank loans upon maturity, repaid $2.56 million (RMB16.13 million) of stockholder loans, and paid $5.37 million (RMB 33.88 million) to the local government to obtain the land use right in Henan Xinyang. The decrease in accounts receivable by $1.56 million was because we systematically follow up on collection of outstanding accounts.

Total current liabilities as of September 30, 2012 amounted to $25.41 million, compared with $15.54 million as of December 31, 2011. The increase in current liabilities was primarily due to an increase in short-term bank loans, notes payable, accounts payable and advance from customers balance, partially offset by amounts due to related parties and loans from third parties.

•	The increase in short-term bank loans was because we received bank loans of $9.43 million (RMB 59.50 million) and repaid bank loans of $4.30 million (RMB 27.10 million) upon maturity.
•	The increase in notes payable was because Shenzhen Donxon issued bank-accepted notes of $2.38 million (RMB 15 million) to vendors for the purpose of inventory purchase.
•	The increase in our accounts payable was because we purchased more materials, components, and digital products from various suppliers, and such amount had not been paid as of September 30, 2012.
•
The increase of advance from customers was because we received cash advance from customer sales orders for several of our newly developed smart phone models, which are still under manufacturing as of the balance sheet date. We expect such sales orders will be fulfilled in November 2012 once the production is completed and the products are delivered to these customers.

•	Amounts due to related parties also decreased by approximately $2.29 million because we made a repayment of $2.29 million to the relevant related parties.
•
The decrease in loans from third parties from $2.86 million as of December 31, 2011 to $1.73 million as of September 30, 2012 was because we repaid the funds to these parties when cash became available.

As reflected in the Company’s condensed consolidated financial statements as of September 30, 2012, the Company suffered recurring net losses and negative cash flow from operating activities. The Company also has a working capital deficit. The Company relies upon funds from financing activities to support its ongoing operations.

The Company plans to improve its liquidity and strengthen working capital source through the following efforts:

(1)
Utilizing funds from local banks to support daily operation, including ICBC Xinyang branch with an amount of $791,264 (RMB5,000,000), which is expected to be granted by the Bank in December 2012, assuming successful completion of the approval process. We are also negotiating with other financial institutions to obtain further loans to meet our operating demand.

(2)
With the aid of our newly strengthened R&D team, we plan to launch a series of new products in the next twelve months, including our smart phone Model SK8, Model SK9 and first and second generation of Xinghe smart phones. These new products will increase our product variety and diversify our product offerings to target a broader range of customers.

(3)	Open more licensed stores and Company stores in broadened geographic areas to expand our market share.

(4)	Improve the sales and marketing skills of our sales person through training. With the aid of strong marketing personnel, we believe our sales will be increased within our entire retail network.

(5)
Reducing costs and expenditures through integrating our internal resources, improving facility utilization, maximize our production capacity, improve employee work efficiency. We believe such efforts will cut our costs and improve our profitability in the near future.

Based on the above remedial plan, the Company believes that it will generate sufficient capital to meet its ongoing needs for the next 12 months.

Capital Resources

In summary, our cash flows for the periods indicated are as follows:

	Nine months ended
	September 30,
	2012	2011
Cash flows (used in) provided by operating activities	$(3,222,150)	$1,399,119
Cash flows used in investing activities	(6,758,503)	(1,253,998)
Cash flows provided by financing activities	4,231,584	8,156,625

Operating Activities

Net cash used in operating activities was $3.22 million for the nine months ended September 30, 2012, which consisted of our net loss of $1.74 million and noncash adjustments of $0.61 million which mainly derived from depreciation and amortization of $0.41 million and stock-based compensation of $0.14 million, offset by net changes in operating assets and liabilities due to our expanded operating activities, including an increase of inventory of $4.65 million because we purchased and stock-piled more materials, components to be used in manufacturing our Donxon brand products and digital products to be used in our retail store business lines, and an increase in accounts payable of $3.37 million because we increased our purchases of inventory on credit.

Investing Activities

Net cash used in investing activities primarily relates to expenditures associated with the acquisition of property and equipment as well as intangible assets, such as system application software and land use rights.

Net cash used in investing activities increased approximately $5.51 million, from approximately $1.25 million for the nine months ended September 30, 2011 to approximately $6.76 million for the nine months ended September 30, 2012. This increase was primarily attributable to an increase of $1.39 million in the purchase of property, plant and equipment, an increase of $5.37 million due to the acquisition of land use rights on which our new factory was opened in April 2012.

Financing Activities

Net cash used in financing activities mainly consists of proceeds from short-term bank loans and shareholders’ loans, repayment of related party loans, third party loans and bank loans.

Our net cash provided by financing activities significantly decreased $3.93 million, from $8.16 million for the nine months ended September 30, 2011 to $4.23 million for the nine months ended September 30, 2012. This was because we borrowed a bank loan of $9.43 million and at the same time repaid $4.30 million in bank loans upon maturity, repaid third-party loans of $1.15 million, and borrowed and repaid related party loans of $2.56 million and $2.38 million, respectively. The net change in our cash flows from financing activities reflects the above factors.

Off-Balance Sheet Arrangements

Guarantee of Third-Party Indebtedness—No Liability Is Recorded

As China only began its economic reform and development of a market economy in the 1980s, its credit evaluation system has had only a very short history and is far less sophisticated than that in the developed countries. Therefore, when an enterprise applies for a loan from a commercial bank, it is difficult for the bank to evaluate the credit risk of the applicant. As an alternative tool, it is a common practice in China for commercial banks to require the applicant to find an unrelated third party in its local economy to provide a loan guarantee for the applicant, which serves as a sort of credit check for the bank. In return, and also to avoid the risk of having to make payments under the guarantee, such guarantors often require the counterparty to provide similar guarantees on their own debt. Therefore, this type of guarantee is usually a cross-guarantee.

For mutual benefit, the Company reached agreements with three unrelated third parties to provide such a cross-guarantee on bank loans as of September 30, 2012 and December 31, 2011.

As of September 30, 2012, the Company, through its subsidiary is contingently liable as guarantor with respect to the maximum exposure of $3,323,311 (RMB21,000,000) to unrelated third parties, AIV Technology, Huafoli and SPA Moment on a cross-guarantee basis. The term of these guarantees are for one year, expiring on October 16, 2012. At any time from the date of guarantees, should AIV Technology, Huafoli and SPA Moment fail to make their due debt payments, the Company will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. Subsequently on October 16, 2012, the four parties did not repay the bank loans upon maturity but entered into amended agreements with the bank to extend the bank loan for additional one year, expiring on October 15, 2013. The related cross-guarantee agreement has also been extended for one year.

Guarantee of Subsidiaries’ Indebtedness—No Liability Is Recorded

As of July 17, 2012, Sky Digital became contingently liable as guarantor with respect to the maximum exposure of $3,956,322 (RMB 25,000,000) to Shenzhen Donxon, which is one of the subsidiaries of the Company. The term of this guarantee is for one year, expiring on July 16, 2013. At any time from the date of guarantees, should Shenzhen Donxon fail to make its due debt payments, Sky Digital will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties.

As of August 29, 2012, Shenzhen Donxon became contingently liable as pledgor with respect to the maximum exposure of $1,503,402 (RMB 9,500,000) to Shenzhen Dasen, which is one of the subsidiaries of the Company~~.~~ The term of this pledge is for one year, expiring on August 28, 2013. At any time from the date of guarantees, should Shenzhen Dasen fail to make its due debt payments, Shenzhen Donxon will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, we began to implement the measures described below to improve our internal control over financial reporting and initiated the following actions to remediate those material weaknesses identified at December 31, 2011, as disclosed in our annual report on Form 10-K.

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

During the quarter ended September 30, 2012, except as described above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not involved in any pending legal proceedings or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

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

10.2	Interest Transfer Agreement between Yinyan Guan and QingguoZeng dated April 7, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2011).
10.3	Supplemental Agreement between Yinyan Guan and QingguoZeng dated April 8, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2011).
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

10.6
Joint Loan and Joint Security Agreement, dated October 17, 2011, by and among Shenzhen AIV Technology Co., Ltd., Shenzhen HuaFoli Gilding Craft Co., Ltd., Shenzhen SPA Moment Investment Development Co., Ltd., Shenzhen Donxon Mobile Communication Technology Company Ltd. and Shenzhen Branch of China Construction Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2012).

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

SKY DIGITAL STORES CORP.

Dated: November 14, 2012	By:	/s/ Lin Xiangfeng
Lin Xiangfeng
Chief Executive Officer and Chairman
(Chief Executive Officer)

	By:	/s/ Harry Zhang
Harry Zhang
Chief Financial Officer
(Principal Financial Officer)

SKY DIGITAL STORES CORP. AND SUBSIDIARIES

Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	F-1

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2012 and 2011	F-2

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	F-3

Notes to Unaudited Condensed Consolidated Financial Statements	F-4- F23

Unaudited Condensed Consolidated Financial Statements

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011

ASSETS

Current assets
Cash and cash equivalents	$2,620,815	$8,316,669
Restricted cash	4,383,605	4,360,625
Accounts receivable	873,894	2,433,043
Inventories, net	8,247,947	3,630,676
Prepaid expenses	107,938	156,623
Trade deposit	3,659,730	1,042,237
Other receivables	1,819,912	121,038
Loan to third parties	188,321	187,334
Loan to employees	-	445,197
Due from related party	2,373,793	-
Deferred tax assets	34,259	34,681
Total current assets	24,310,214	20,728,123

Property and equipment, net	1,634,802	556,209
Prepaid expense, non-current	257,851	134,532
Restricted cash, non-current	-	157,423
Security deposits	158,253	65,238
Goodwill	17,914	17,820
Intangible assets, net	5,799,324	533,809
Deferred financing cost	37,036	57,722
Total non-current assets	7,905,180	1,522,753

TOTAL ASSETS	$32,215,394	$22,250,876

LIABILITIES AND EQUITY

Current liabilities
Short-term bank loans	$9,083,716	$5,352,392
Due to related parties	2,746,213	5,039,493
Loans from third parties	1,730,567	2,861,246
Note payable	2,373,793	-
Accounts payable	5,010,657	1,642,443
Accrued expenses and other payable	335,137	289,125
Advance from customers	4,082,251	325,716
Taxes payable	44,299	29,304
Total current liabilities	25,406,633	15,539,719

Long-term liabilities
Acquistion payable	-	1,180,675
Long-term bank loan	1,424,276	-
Deferred rent	37,382	37,185
Deferred tax liabilities	133,483	133,865

Total liabilities	27,001,774	16,891,444

COMMITMENTS AND CONTINGENCIES

Equity
Common stock, $0.001 par value; 750,000,000 shares authorized,
25,854,320 and 24,586,090 shares issued and outstanding
as of September 30, 2012 and December 31, 2011, respectively	25,854	24,586
Additional paid-in capital	5,294,222	3,974,594
Retained earnings(accumulated deficit)	(1,387,701)	291,386
Statutory reserves	356,864	356,864
Accumulated other comprehensive income	840,038	628,567
Total Sky Digital Stores Corp. equity	5,129,277	5,275,997
Non-controlling interests	84,343	83,435
Total Equity	5,213,620	5,359,432

TOTAL LIABILITIES AND EQUITY	$32,215,394	$22,250,876

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	For three months ended September 30,		For nine months ended September 30,
	2012	2011	2012	2011

Sales	$23,704,674	$15,844,644	$72,776,405	$38,066,707

Cost of goods sold	(23,119,444)	(14,823,183)	(70,699,082)	(35,368,682)

Gross profit	585,230	1,021,461	2,077,323	2,698,025

Income from commission and licensing stores	117,940	55,084	406,479	90,541

Operating expenses
Selling expenses	(159,680)	(935,676)	(371,175)	(1,900,373)
General and administrative expenses	(1,079,894)	(68,575)	(3,246,998)	(307,734)
Total operating expenses	(1,239,574)	(1,004,251)	(3,618,173)	(2,208,107)

Income (loss) from operations	(536,404)	72,294	(1,134,371)	580,459

Other income (expenses)
Other income (expenses)	(26,528)	(45,114)	(101,357)	-
Interest income	2,413		16,049	(42,896)
Interest expenses	(145,637)	-	(453,447)	-
Total other income (expenses)	(169,752)	(45,114)	(538,755)	(42,896)

Income (loss) before income taxes	(706,156)	27,180	(1,673,126)	537,563

Provision for Income taxes	(9,056)	(69,213)	(70,249)	(270,171)

Net income (loss)	(715,212)	(42,033)	(1,743,375)	267,392
Less: net income(loss) attributable to non-controlling interests	(47,895)	15,405	(64,288)	13,131
Net income (loss) attributable to Sky Digital Stores Crop.	(667,317)	(57,438)	(1,679,087)	254,261

Net income (loss)	(715,212)	(42,033)	(1,743,375)	267,392
Other comprehensive income (loss)
Foreign currency translation adjustment-Sky Digital Stores Corp.	35,895	52,952	211,471	154,446
Foreign currency transalation adjustment -noncontrolling interests	854	-	1,886	-

Comprehensive income (loss)	(678,463)	10,919	(1,530,018)	421,838

Comprehensive income attributable to non-controlling interests	(47,041)	15,405	(62,402)	13,131

Comprehensive income (loss) attributable to Sky Digital Stores Corp.	$(631,422)	$(4,486)	$(1,467,616)	$408,707

Basic and diluted earnings (loss) per share	$(0.03)	$(0.00)	$(0.07)	$0.01

Basic and diluted weighted average shares outstanding	25,854,320	24,856,267	25,432,076	24,190,571

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements

SKY DIGITAL STORES CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,743,375)	267,392
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	409,590	110,935
Stock-based compensation	140,236	48,583
Provision for obsolete inventories	40,682	-
Deferred rent	-	42,171
Amortization for deferred financing cost	21,025	-
Deferred tax benefit	(483)	(32,125)
Minority interest	-	-
Changes in operating assets and liabilities:	-	-
Restricted cash	158,516	(3,853,030)
Accounts receivable	1,574,588	2,274,200
Inventories	(4,646,473)	(1,258,740)
Prepaid expenses	(73,221)	(249,377)
Trade deposit	(2,616,348)	787,378
Security deposits and other receivables	(1,345,600)	53,732
Notes payable	2,377,744	-
Accounts payable	3,365,150	3,577,784
Accrued expenses and other payables	(4,660,114)	(207,449)
Advance from customers	3,761,068	32,822
Tax payable	14,865	(195,157)

Net cash (used in) provided by operating activities	(3,222,150)	1,399,119

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(1,388,558)	(449,655)
Payment for acquisition of Shenzhen Dasen (net of cash acquired)	-	(804,343)
Purchase of intangible assets	(5,369,945)	-

Net cash used in investing activities	(6,758,503)	(1,253,998)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution by Minority shareholders	63,407	-
Loan to third parties	-	22,285
Repayment of loans from third parties	(1,147,665)	(350,398)
Proceeds from stockholder loans	2,557,658	4,478,606
(Repayment) proceeds from related party loans	(2,377,744)	153,102
Repayment of bank loans	(4,295,791)
Proceeds from bank loans	9,431,719	3,853,030

Net cash provided by financing activities	4,231,584	8,156,625

Effect of exchange rate changes on cash and cash equivalents	53,215	123,349

Net (decrease) increase in cash and cash equivalents	(5,695,854)	8,425,095

Cash and cash equivalents, beginning of period	8,316,669	38,216

Cash and cash equivalents, end of period	$2,620,815	$8,463,311

Supplemental disclosure for cash flow information
Income tax paid	$47,037	$433,324
Interest paid	$469,299	$-

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements

SKY Digital Stores, Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Nature of Business

SKY Digital Stores, Corp. (the “Company”) was incorporated on March 23, 2006 in the state of Nevada under the name Hoopsoft Development Corp. The Company changed its name to SKY Digital Stores, Corp. (Formerly known as Yellowcake Mining Inc.) on March 17, 2011. Hong Kong First Digital Holding Ltd. (“First Digital”) was incorporated in Hong Kong on September 30, 2010. The Company’s business is mainly operated by Shenzhen Donxon and Shenzhen Dasen, engaged in the business of designing, manufacturing and selling of mobile communications and digital products and retailing stores in the PRC.

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

Note 2 － Liquidity

As reflected in the Company’s condensed consolidated financial statements, the Company has recurring net losses and negative cash flows from operating activities during the nine months ended September 30, 2012. The Company also has a working capital deficit at September 30, 2012. The Company relies upon cash from financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from operating activities and there is no assurance that it will be able to do so in the future.

The Company plans to fund continuing operations through additional bank borrowings, seeking for appropriate opportunities to obtain equity financing either through private placement or public offerings, strengthening R&D innovation for more new products, opening more licensed and Company stores to expand the market coverage and cutting costs to improve profitability and replenish working capital.

SKY Digital Stores, Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of SEC. The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. Certain information and disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements reflect all adjustments that in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The unaudited condensed consolidated financial statements of the Company reflect the principal activities of the following entities. All material intercompany transactions have been eliminated.

	Date of	Place of	Ownership
Name of the entity	Formation	Incorporation	Percentage
SKY Digital Stores, Corp.	March 23, 2006	Nevada	Parent
First Digital	September 30, 2010	Hong Kong, China	100%
Donxon	April 9, 2003	Shenzhen, China	100%
Xintiankong	February 28,2011	Shenzhen, China	100%
Xinyang Donxon	August 1, 2011	Xinyang, China	100%
Vaslink	September 11, 2007	Guangzhou, China	100%
Shenzhen Dasen	November 26, 2007	Shenzhen, China	100%
Foshan Dasen	January 19, 2007	Foshan, China	70%
Xingtiankong Digital	March 12, 2012	Shenzhen, China	60%

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

SKY Digital Stores, Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies (continued)

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. As of September 30, 2012 and December 31, 2011, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, accounts and notes payable, short-term loans, accrued expenses and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Company. The fair values of long-term bank loans also approximate their recorded values because long-term borrowings bear a floating rate of interest. As the stated interest rate reflects the market rate, the carrying value of the bank borrowings approximates its fair value.

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

SKY Digital Stores, Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies (continued)

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30,	December 31,	September 30,
	2012	2011	2011
Period end RMB : USD exchange rate	6.3190	6.3523	6.3885
Average RMB : USD exchange rate	6.3085	6.4544	6.4884
Period end HKD : USD exchange rate	7.7568	7.7688	7.7929
Average HKD : USD exchange rate	7.7611	7.7839	7.7856

Cash and Cash Equivalents

Cash includes cash on hand and deposits in PRC and Hong Kong banks that are unrestricted as to withdrawal or use. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Management believes that these major financial institutions are of high credit quality. Since a majority of bank accounts are located in the PRC, these bank balances are unsecured. The Company has not experienced any losses in such accounts to date.

Restricted Cash

Restricted cash consists of cash in the bank as security for loans and banker’s acceptance notes. These balances are subject to withdrawal restrictions and are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Accounts Receivable

Accounts receivable are recognized and carried at original invoice amounts less allowance for any uncollectible amounts. The Company periodically reviews whether the carrying values of accounts have become impaired. The assets are considered to be impaired if the collectability of the balances become doubtful. Accordingly, the management estimates an allowance for anticipated uncollectible receivable balances. If facts subsequently become available to indicate that the allowance provided requires an adjustment, a charge to earnings is made to increase the allowance for doubtful accounts. Usually, the credit term is within 180 days. An allowance for doubtful accounts may be estimated and recorded when aging exceeds 180 days. As of September 30, 2012 and December 31, 2011, no allowance for doubtful accounts was deemed necessary as a majority of the outstanding receivables were subsequently collected.

SKY Digital Stores, Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies (continued)

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

Management periodically evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. Inventory valuation allowance as of September 30, 2012 and December 31, 2011 amounted to $40,614 and $0, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of September 30, 2012 and December 31, 2011, there was no impairment of long-lived assets.

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

SKY Digital Stores, Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies (continued)

In conjunction the acquisition of Shenzhen Dasen and Vaslink, the Company capitalized $93,575 and $451,857 of identifiable intangible assets, respectively. The identifiable intangible assets consist primarily of trade name, customer relationships and technology. Trade name, customer relationships and technology are amortized over 10 years, their estimated useful life. The Company recorded amortization expenses for intangible assets of $98,482 and $4,039 for the nine months ended September 30, 2012 and 2011.

Intangible asset also includes land use right. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the right to use the land). The land use right of 120,590.70 square meters was acquired by the Company’s subsidiary Xinyang Donxon for $5,361,022 (RMB 33,876,301) from the relevant PRC land authority in June 2012. The Company has a 50-year long right to use the land on which the new manufacturing factory of Xinyang Donxon is situated. This land use right is amortized on a straight-line basis over the 50 year period.

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

SKY Digital Stores, Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies (continued)

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

Product Warranty

The Company provides product warranties to its customers that its products will meet the functionality standards agreed to in each sales arrangement. The warranty period ranges from three months up to a one-year. The Company expenses all warranty expenses at the earlier of the time their existence is known or as expenses are incurred. For the nine months ended September 30, 2012 and 2011, warranty expenses have been minimal and no warranty reserve was considered necessary.

Notes Payable

During the normal course of business, the Company regularly issues bank acceptance bills as a payment method to settle outstanding accounts payables with various material suppliers. The Company records such bank acceptance bills as notes payables. Such notes payable are generally short term in nature due to their short maturity period of three to six months.

Value Added Tax

The Company reports revenues net of PRC’s VAT for all the periods presented in the condensed consolidated statements of income and comprehensive income.

Income Taxes

The Company has adopted the provisions of ASC subtopic 740-10 (“ASC 740-10”).ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets and liabilities based upon the likelihood of realization of tax benefits in future years. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recognized a deferred tax asset which arose from net operating loss carry forward for income tax purposes. Management believe that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Therefore, as of September 30, 2012, the Company has provided a 100% deferred tax asset valuation allowance.

SKY Digital Stores, Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies (continued)

The Company applies the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in its combined financial statements. ASC 740-10 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740-10 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. There are no material uncertain tax positions as of September 30, 2012 and December 31, 2011, respectively. All tax returns since inception are subject to examination by tax authorities.

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

The Company did not make appropriations to the discretionary surplus reserve fund for the current period due to losses. As of September 30, 2012 and December 31, 2011, the Company had appropriated $356,864 of statutory surplus reserve funds.

Non-controlling Interests

Non-controlling interests represents 30% ownership interest in Foshan Dasen and 40% ownership interest in Shenzhen Xin Tian Kong Technology.

The Company follows the provisions of ASC 810 “Non controlling interests in consolidated financial statements”. A non controlling interest in a subsidiary of the Company represents the portion of the equity (net assets) in the subsidiary not directly or indirectly attributable to the Company. This pronouncement requires non controlling interests to be presented as a separate component of equity in the consolidated balance sheet and modifies the presentation by requiring earnings and other comprehensive income to be attributed to controlling and non controlling interests.

SKY Digital Stores, Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies (continued)

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

Earnings per Share

The Company reports earnings per share in accordance with the provisions of the FASB’s related accounting standard. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There are no dilutive common shares for the three and nine months ended September 30, 2012 and 2011.

SKY Digital Stores, Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. As of September 30, 2012 and December 31, 2011, the Company’s cash was with banks in the PRC and Hong Kong, where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the nine months ended September 30, 2012, one customer accounted for 60% of the Company’s total sales. For the nine months ended September 30, 2011, four customers accounted for 24%, 16%, 15% and 13% of the Company’s sales, respectively.

For the nine months ended September 30, 2012, three vendors provided 46%, 21%, and 10% of the Company’s total purchases, respectively. For the nine months ended September 30, 2011, four vendors provided 18%, 17%, 17% and 14% of the Company’s total purchases, respectively.

Note 4 — Inventories

As of September 30, 2012 and December 31, 2011, inventories consisted of the following:

	September 30,	December 31,
	2012	2011

Raw materials	$5,422,872	$511,182
Finished goods	2,865,689	3,119,494
Less: Allowance for inventory obsolescence	(40,614)	-
	$8,247,947	$3,630,676

Note 5 — Property and Equipment

Property and equipment consist of the following at:

	September 30,	December 31,
	2012	2011
Machinery and equipment	$1,244,793	$95,354
Office equipment	491,699	310,900
Leasehold improvements	305,306	303,705
Vehicle	121,962	63,474
Sub-total	2,163,760	773,433
Less: Accumulated depreciation	(528,958)	(217,224)
Property and equipment, net	$1,634,802	$556,209

SKY Digital Stores, Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 — Property and Equipment (continued)

Total depreciation expense for the nine months ended September 30, 2012 and 2011 amounted to $311,108 and $107,013, respectively.

Note 6 — Intangible Assets, Net

As of September 30, 2012 and December 31, 2011, net intangible assets consisted of the following:

	Gross	Weighted-average		Net
	carrying	remaining amortization	Accumulated	carrying
	amount	period	amortization	amount
September 30, 2012
Customer relations	$18,341	8.46 years	$(2,198)	$16,143
Technology	444,482	9.08 years	(63,313)	381,169
Trade name	75,116	9.00 years	(6,144)	68,972
Land use right	5,361,022	49.67 years	(35,393)	5,325,629
Others	12,659	8.50 years	(5,248)	7,411
Total intangible assets, net	$5,911,620		$(112,296)	$5,799,324

	Gross	Weighted-average		Net
	carrying	remaining amortization	Accumulated	carrying
	amount	period	amortization	amount
December 31, 2011
Customer relations	$18,245	9.21 years	$(560)	$17,685
Technology	442,152	9.83 years	(6,460)	435,692
Trade name	74,722	9.75 years	(3,658)	71,064
Land use right	-	-	-	-
Others	12,593	9.25 years	(3,225)	9,368
Total intangible assets, net	$547,712		$(13,903)	$533,809

The Company recorded amortization expenses for intangible assets of $98,482 and $4,039 for the nine months ended September 30, 2012 and 2011, respectively. Amortization for the three months ended September 30, 2012 and 2011 were $47,996 and $2,104, respectively.

On June 12, 2012, the Company purchased a land use right of for $5,361,022 (RMB 33,876,301) from Xinyang Bureau of Land and Resources, and had already received the land use right certificate.

SKY Digital Stores, Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 — Intangible Assets, Net (continued)

The estimated future amortization expenses are as follows:

For the twelve months ended September 30
2013	$162,280
2014	162,280
2015	162,280
2016	162,280
2017	162,280
Thereafter	4,987,924
Total	$5,799,324

Note 7 — Bank Loans

The following is a summary of the Company’s short-term and long-term bank loans as of September 30, 2012 and December 31, 2011:

		September 30,	December 31,
		2012	2011
Short-term bank loans
Shenzhen Development Bank
Interest at 6.56%, payable June 27, 2012	(a)	$-	$3,935,582
Interest at 7.54%, payable November 9, 2012	(b)	2,373,793	1,416,810
China Construction Bank
Interest at 7.98%, payable June 28, 2013	(c)	1,345,150	-
Baosheng County Bank
Interest at 6%, payable July 23, 2013	(d)	2,278,842	-
Interest at 6%, payable August 21, 2013	(e)	1,582,529	-
Interest at 6%, payable August 28, 2013	(f)	751,701	-
Interest at 6%, payable August 30, 2013	(f)	751,701	-
Total short-term bank loans		$9,083,716	$5,352,392

Long-term bank loan
China Construction Bank
Interest at 7.87%, payable October 16, 2013	(g)	1,424,276	-
Total long-term bank loan		$1,424,276	$-

(a)	On May 26, 2011, Donxon entered into a maximum guarantee agreement with Shenzhen Development Bank. The full amount of the loan was repaid on June 29, 2012 upon maturity.

SKY Digital Stores, Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 — Bank Loans (continued)

(b)
On January 12, 2012, Donxon entered into a short-term bank loan agreement with Shenzhen Development Bank for $2,373,793 (RMB 15,000,000) with a floating rate of 15% over the applicable one year benchmark interest rate from the People’s Bank of China. The credit line was guaranteed by Mr. Lin Xiangfeng (CEO), a business associate and an unrelated party with the total guaranteed amount of $23,737,933 (RMB 150,000,000). Pursuant to the Loan Agreement, interest expense is payable monthly. This loan has been subsequently repaid in full amount on October 15, 2012.

(c)
On December 29, 2011, Shenzhen Dasen entered into a long-term bank loan with China Construction Bank for $1,582,529 (RMB 10,000,000) with a variable interest rate. The loan was guaranteed by Credit Orienwise Group, Inc., an unrelated party. Mr. Lin Xingfeng (CEO) also provided guarantees to Credit Orienwise Group Inc. by his personal assets and credits. Pursuant to the Loan Agreement, interest rate is adjusted every three months and Shenzhen Dasen deposited $1,582,529 (RMB 1,000,000) as security deposit in the Guarantor’s account. The purpose of such bank loan is for working capital. The Company will make monthly principal payments of RMB 500,000 starting on the seventh month after the loan is funded. The balance is due on June 28, 2013. Shenzhen Dasen paid $63,301 (RMB 400,000) to the guarantor as a guarantee fee. The guarantee fee was recorded as deferred financing costs in the consolidated balance sheets. The Company is amortizing the guarantee fee over the term of the guarantee. As of September 30, 2012, $1,345,150 (RMB 8,500,000) of the long-term bank loan had a maturity of less than one year and was accordingly reclassified as short-term bank loan.

(d)
On July 24, 2012, Shenzhen Donxon entered into a one-year short-term bank loan agreements with Baosheng County Bank for $2,373,793 (RMB 15,000,000) with a fixed rate of 6%. The purpose of such bank loans are for working capital. The company will make monthly principal payments of RMB 300,000 starting on the first month after the loan is funded. The remaining amount of the principal will be repaid upon maturity. As of September 30, 2012, the balance of this loan amounted to $2,278,842. Pursuant to the Loan Agreement, interest expense is payable monthly. The loan is guaranteed by the Company’s subsidiary Shenzhen Xin Tian Kong Digital Company Limited (“Xintiankong”), who is contingently liable as guarantor with respect to the maximum exposure of $3,956,322 (RMB 25,000,000) bank loan that Shenzhen Donxon, borrows during the period of July 17, 2012 and July 16, 2013. In addition, the Company’s subsidiary Henan Xinyang Donxon pledged the Land Use Rights of 120,590.7 square meters as collateral for this loan.

(e)
On August 22, 2012, Shenzhen Donxon entered into a one-year loan agreement with Baosheng County Bank to borrow $1,582,529 (RMB 10,000,000) as working capital. The loan bears a fixed interest rate of 6%. The Company will repay the principal RMB 300,000 each month and with the remaining balance to be paid upon maturity. In addition, the Company’s subsidiary Henan Xinyang Donxon pledged the Land Use Rights of 120,590.7 square meters as collateral for this loan.

(f)
On August 29, 2012 and August 30, 2012 respectively, Shenzhen Dasen entered into a one-year short-term bank loan agreement with Baosheng County Bank for total of $1,503,402 (RMB 9,500,000) with a fixed rate of 6%. The purpose of such bank loans are for working capital. The company will make monthly principal payments of RMB300,000 starting on the first month after the loan is funded. The remaining principal will be repaid at maturity. Pursuant to the Loan Agreement, interest expense is payable monthly. In connection with this bank loan, on August 29, 2012, the Company’s subsidiary Shenzhen Donxon entered into a loan guarantee agreement with the bank and is contingently liable as pledgor to guarantee the full amount of loan that Shenzhen Dasen borrowed from the bank. Shenzhen Donxon pledged the restricted cash of $1,582,529 (RMB 10,000,000) as collateral for this loan. The term of this pledge is for one year, expiring on August 28, 2013.

SKY Digital Stores, Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 — Bank Loans (continued)

(g)
On October 17, 2011, the Company, Shenzhen AIV Technology Co., Ltd. (“AIV Technology”), Shenzhen Huafoli Co., Ltd. (“Huafoli”) and Shenzhen SPA Moment Investment Development Co., Ltd. (“SPA Moment”) entered into short-term bank loan agreements with China Construction Bank. The total amount of these loans was $4,747,587 (RMB 30,000,000) and secured on cross-guarantee basis. The Company is contingently liable as the guarantor with respect to the maximum exposure of $3,323,311(RMB 21,000,000) to these three companies, who are unrelated third parties. These three companies are also contingently liable as the guarantor for the Company with respect to the short-term bank loan with China Construction Bank Shenzhen Branch for $1,424,276 (RMB 9,000,000) with 20% more than the benchmark interest rate of the loan (7.87% as of December 31, 2011). Mr. Lin Xiangfeng (CEO) provided guarantees to these loans with the maximum amount of $4,747,587 (RMB 30,000,000) secured by his personal assets. The obligations and guarantees were extended to October 2013. At any time from the date of guarantees, should AIV Technology, Huafoli and SPA Moment fail to make their due debt payments, the Company will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. According to Chinese laws, the Company as the guarantor has recourse to principal debtors, after making the bank loan repayments on behalf of them.

Pursuant to the Loan Agreement, interest rate will be adjusted every three months and the Company deposited $427,283 (RMB 2,700,000) as restricted cash for the loan. The loan has subsequently matured on October 16, 2012 and the Company did not repay the loan upon maturity, but entered into a supplemental agreement with the bank to extend the loan for one year. The full amount of the loan is expected to be repaid on October 16, 2013.

Note 8 – Loans To/From Third Parties

Loans to/from unrelated parties consist of the following at:

		September 30,	December 31,
		2012	2011
Loan to third parties
Nanchang Xinduo Trading Co., Ltd.	(a)	$188,321	$187,334
Total loan to unrelated parties		$188,321	$187,334

Loan from third parties
Shenzhen Qifeng Supply Chain Service Co., Ltd.	(b)	$1,171,071	$1,164,932
Yangguang Xingye Trading Co., Ltd.	(c)	210,160	209,058
Deke Mobile Technology Co., Ltd.	(d)	349,336	112,951
Yiyatong Supply Chain Co., Ltd.	(e)	-	472,270
Junhuiyuan Investment Inc.	(e)	-	902,035
Total loan from unrelated parties		$1,730,567	$2,861,246

(a)	In April 2011, the Company entered into a two-year loan agreement with this unrelated third-party. The amount is unsecured, non-interest bearing and due on demand.

(b)
This loan from unrelated party Shenzhen Qifeng Supply Chain Service Co., Ltd. originally had a nine month term from December 9, 2011 to June 12, 2012, bearing no interest. The Company did not repay the loan when the loan term expired on June 12, 2012, but entered into an amended agreement with the third-party to extend the loan for another nine months (from June 12, 2012 to December 11, 2012).The loan bears an annual interest rate of 7.8782%.

SKY Digital Stores, Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 – Loans To/From Third Parties (continued)

(c)
Loans from unrelated party Yangguang Xingye Trading Co., Ltd. was originally nine months term from December 22, 2011 to June 21, 2012. The Company did not repay the loan when it expired on June 21, 2012 and entered into an amended agreement with the third-party to extend the loan for another nine months (from June 21, 2012 to December 20, 2012). This loan is unsecured and bears no interest.

(d)	Loan from unrelated party Deke Mobile Technology Co. Ltd. is unsecured, payable on demand and bears no interest. The full balance will be repaid before September 2013.

(e)	Loans from these unrelated parties were repaid in March 2012.

Note 9 — Related Party Transactions

During the normal course of business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance its working capital as needed.

Amount due from related party as of September 30, 2012 and December 31, 2011 are as below:

	September 30,	December 31,
	2012	2011
Due from related party
Shenzhen Libaohua Technology Co., Ltd. (“Libaohua”)	$2,373,793	$-
Total amount due from related party	$2,373,793	$-

On January 12, 2012, the Company entered into a short-term loan agreement with related party Libaohua for $2,373,793 (RMB 15,000,000) with an interest rate of 7.878%. The amount has been subsequently repaid by Libaohua on October 15, 2012.

Amount due to related parties as of September 30, 2012 and December 31, 2011 are as below:

	September 30,	December 31,
	2012	2011
Due to related parties
Shenzhen Top Finance Guaranty Investment Inc. (“Top Finance”)	$2,451,863	$2,234,136
Individual shareholders	294,350	2,805,357
Total amount due to related parties	$2,746,213	$5,039,493

On July 7, 2011, the Company entered into a one-year loan agreement with Top Finance, a shareholder with 8.68% of the total outstanding shares of common stock of the Company. Pursuant to the term of the loan agreement, Top Finance made a loan in the aggregate amount of $3,006,805 (RMB 19,000,000) to the Company for general corporate purposes, with no interest. The Company did not repay the loan back to Top Finance when the loan matured on July 6, 2012 but entered into a loan extension agreement with Top Finance to extend the loan repayment date to January 6, 2013.

Shareholders advanced funds to the Company for working capital purposes. The loans from stockholders are unsecured and bear no interest. The full amounts of the loans will be due in September 2013.

See Note 7 for other related party information

SKY Digital Stores, Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 10— Commitments and Contingencies

The Company leases offices, factory buildings and retail store spaces from third parties under operating leases. These operating leases expire before August 20, 2017. For the three months ended September 30, 2012 and 2011, the Company has rental expenses in the amount of $119,433 and $86,335, respectively. For the nine months ended September 30, 2012 and 2011, the Company has rental expenses in the amount of $357,281 and $208,702, respectively.

The estimated future rental expenses as of September 30, 2012 are as follows:

Twelve months ended September 30,
2013	$400,372
2014	268,529
2015	133,121
2016	47,382
2017	45,416
Total	$894,820

The Company opened a new manufacturing factory in April 2012 in Henan Xinyang High-tech Park, with 10 mobile phone assembly lines, with production capacity of 5 million mobile phones annually. Xinyang Donxon has obtained a land use right of 180 mu (120,590.7 square meters) from local government in June 2012 and is expected to pay additional RMB 25 million to obtain an additional land use right of 120 mu (80,393.8 square meters) in the near future. In addition, currently, the factory buildings consisted of 5 buildings, totaling 30,000 square meters, are leased from local government, and the Company is liable to pay approximately RMB 50 million to purchase these buildings from local government in the near future.

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

For mutual benefit, the Company reached agreements with two unrelated third parties to provide such a cross-guarantee on bank loans as of September 30, 2012 and December 31, 2011.

As of September 30, 2012, the Company, through its subsidiary is contingently liable as guarantor with respect to the maximum exposure of $3,323,311 (RMB 21,000,000) to unrelated third parties, AIV Technology, Huafoli and SPA Moment on a cross-guarantee basis. The term of these guarantees and related cross-guarantees expire in October 2013.

SKY Digital Stores, Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 10— Commitments and Contingencies (continued)

Guarantee of Subsidiaries Indebtedness—No Liability Is Recorded (continued)

As of July 17, 2012, Sky Digital is contingently liable as guarantor with respect to the maximum exposure of $3,956,322 (RMB 25,000,000) to Shenzhen Donxon, who is one of the subsidiaries of the Company. The term of this guarantee is for one year, expiring on July 16, 2013.

As of August 29, 2012, Shenzhen Donxon is contingently liable as pledgor with respect to the maximum exposure of $1,503,402 (RMB 9,500,000) to Shenzhen Dasen, who is one of the subsidiaries of the Company. The term of this pledge is for one year, expiring on August 28, 2013.

The Company assessed its obligation under these guarantees pursuant to the provision of ASC 460 “Guarantee”. Management has evaluated the guarantee and concluded that the likelihood of having to make payments under the guarantee is remote. As of September 30, 2012, the Company has not recorded any liabilities under these guarantees.

Note 11 — Income Tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

SKY Digital Stores, Corp. is incorporated in the U.S. and has incurred a net operating loss for income purposes for 2011. As of September 30, 2012, the estimated net operating loss carry forward for U.S income tax purposes amounted to approximately $123,000, which may be available to reduce future taxable income. These carry forward will expire if not utilized by 2031. Management believe that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% deferred tax asset valuation allowance at September 30.The net change in valuation allowance for the nine months ended September 30, 2012 was an increase of approximately $42,000. Management reviews this valuation allowance periodically and makes adjustments as necessary.

First Digital is a company incorporated in Hong Kong and has operations in the PRC, the tax jurisdiction. First Digital did not earn any income that was derived in Hong Kong for the nine months ended September 30, 2012 and 2011 and therefore was not subject Hong Kong Profit tax. All of the Company’s income is generated in the PRC. Accordingly, its income tax provision is calculated based on the applicable tax rates and existing legislation, interpretations and practices in respect thereof.

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

SKY Digital Stores, Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 11 — Income Tax (continued)

The following table reconciles the statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2012 and 2011:

	September 30,	September 30,
	2012	2011

U.S. Statutory rates	34%	34%
Foreign income not recognized in the U.S.	(34)	(34)
China Statutory income tax rate	25	24
Net operating loss in the PRC	(21)	-
Nondeductible expenses - permanent differences	-	26
Effective tax rate	4%	50%

The Company’s PRC subsidiaries had tax loss carry forwards of approximately $992,000 and $160,000 for the periods ended September 30, 2012 and 2011, respectively which expire 5 years after the Company incurs the loss unless utilized. The Company has made a full valuation allowance against its net deferred tax assets. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings.

Uncertain tax position

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its consolidated statements of income. There were no unrecognized tax benefits for the nine months ended September 30, 2012 and 2011. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. As of September 30, 2012 and December 31, 2011, the Company did not accrue any interest and penalties.

Note 12 — Stock-Based Compensation

In July and August 2011, the Company appointed two independent directors. Pursuant to the terms of their appointments, one director shall receive 100,000 shares of the common stock of the Company per annum for his service. The other director shall receive such number of shares of the common stock of the Company, whose value equal to $60,000 per annum for his service. The value of the shares will be an average of closing price for the five trading days prior to the issuance of the shares. These common stocks were valued at $211,000 based on the trading value of the Company’s common stock on the grant date of $1.51 per share. Since these two directors no longer served as the independent directors before their service periods end, none of these common shares were issued as of September 30, 2012. As a result, no stock-based compensation expenses were accrued for the three and nine months ended September 30, 2012.

On March 8, 2012, the Company’s Board of Directors approved Stock Award Agreement, pursuant to the Board Resolution and Stock Award Agreement, the Company agreed to issue 200,000 restricted shares of its common stock to an independent director as compensation and 100,000 restricted shares of its common stock to consultant for consulting services rendered. The terms of the service agreement was continued on March 8, 2014, and 300,000 shares of restricted common stock were subsequently issued on April 30, 2012. The trading value of the Company’s common stock on March 8, 2012 was $0.85 per share. Accordingly, $31,788 and $71,610 were charged to general and administrative expense for three and nine months ended September 30, 2012, respectively.

SKY Digital Stores, Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 12 — Stock-Based Compensation (continued)

On the same date of March 8, 2012, the Company agreed to grant total of 694,000 shares of common stock to a group of 60 employees as stock awards. These shares will vest on March 8, 2014, provided that the employees are still employed by the Company on such date. The trading value of the Company’s common stock on the grant date March 8, 2012 was $0.85 per share. Accordingly, $54,781 and $124,204 were charged to general and administrative expense and selling expense for three and nine months ended September 30, 2012, respectively.

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

The following table presents summarized information by segment:

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Mobile phone manufacturing	Retail stores	Total	Mobile phone manufacturing	Retail stores	Total

Revenues	$12,074,060	$11,630,614	$23,704,674	$11,938,568	$3,906,076	$15,844,644
Cost of goods	11,438,485	11,680,959	23,119,444	11,263,824	3,559,359	14,823,183
Gross profit	635,575	(50,345)	585,230	674,744	346,717	1,021,461
Commission and franchise income	-	117,940	117,940	-	55,084	55,084
Income (loss) from operations	(207,680)	(328,724)	(536,404)	472,806	(400,512)	72,294
Income tax expenses	60	8,996	9,056	58,601	10,612	69,213
Depreciation and amortization	101,210	12,449	113,659	86,085	9,252	95,337
Asset expenditures	292,663	6,941	299,604	127,095	-	127,095
Total Assets	$25,630,097	$6,585,297	$32,215,394	$5,965,502	$14,257,021	$20,222,523

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Mobile phone manufacturing	Retail stores	Total	Mobile phone manufacturing	Retail stores	Total

Revenues	$40,225,958	$32,550,447	$72,776,405	$33,037,198	$5,029,509	$38,066,707
Cost of goods	38,395,198	32,303,884	70,699,082	30,695,597	4,673,085	35,368,682
Gross profit	1,830,760	246,563	2,077,323	2,341,601	356,424	2,698,025
Commission and franchise income	-	406,479	406,479	-	90,541	90,541
Income (loss) from operations	(583,618)	(550,753)	(1,134,371)	1,132,482	(552,023)	580,459
Income tax expenses	42,059	28,190	70,249	259,559	10,612	270,171
Depreciation and amortization	388,027	21,563	409,590	99,000	11,935	110,935
Asset expenditures	6,725,175	33,328	6,758,503	449,655	-	449,655
Total Assets	$25,630,097	$6,585,297	$32,215,394	$5,965,502	$14,257,021	$20,222,523

(a)
Retail store segment was commenced on April 8, 2011. For the three and nine months ended September 30, 2012 and 2011, operating results for retail stores included Xingtiankong, Dasen, Foshan Dasen and retail stores.

SKY Digital Stores, Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 13 — Segment Information (continued)

(b)
Mobile phone manufacturing numbers include the operating results of Donxon, Vaslink and Xinyang Donxon for the nine months ended September 30, 2012 and included the operating results of only Donxon for the nine months ended September 30, 2011.

Note 14— Subsequent Events

On October 29, 2012, the Company’s subsidiary Shenzhen Dasen entered into a short-term loan agreement with Shenzhen Baosheng County Bank to borrow RMB 9 million as working capital for one year (from October 29, 2012 to October 28, 2013). The loan bears interest rate of 7.2%.